Form 10KSB
period 2006-09-30
ROYALTECH CORP.
filed 2007-02-16
CIK 1352884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [	] to [ ]

Commission file number 333-131815

ROYALTECH CORP.
(Name of small business issuer in its charter)

Delaware	98-0445019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1855 Talleyrand, Suite 203A Brossard, Quebec, Canada	J4W 2Y9
(Address of principal executive offices)	(Zip Code)

(514) 586-3168
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.0001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year.  Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).    Yes [ ]   No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.).

As of February 7, 2007, the aggregate market value of the common voting stock held by non-affiliates of the issuer, based upon the closing price of $0.01 per common share was approximately $38,738.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [	]	No [	]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

13,023,800 common shares issued and outstanding as at February 7, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

ROYALTECH CORP.

ANNUAL REPORT ON FORM 10-KSB

TABLE OF CONTENTS

PART I	2

ITEM 1. DESCRIPTION OF BUSINESS	2
RISKS RELATING TO OUR BUSINESS	9
RISKS RELATED TO OUR COMPANY	10
RISKS RELATED TO THE PEOPLE’S REPUBLIC OF CHINA	13
RISKS RELATED TO OUR COMMON STOCK	15
ITEM 2. DESCRIPTION OF PROPERTY	17
ITEM 3. LEGAL PROCEEDINGS	17
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II	17

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER TRANSACTIONS	17
ITEM 6. PLAN OF OPERATION	19
ITEM 7. FINANCIAL STATEMENTS	21
ITEM 8. CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT	13
ITEM 8A. CONTROLS AND PROCEDURES	13

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	13
ITEM 10. EXECUTIVE COMPENSATION	16
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS	18
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	19
ITEM 13. EXHIBITS	19
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES AUDIT FEES	20

SIGNATURES	21

PART I

Item 1. Description Of Business

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

Unless otherwise indicated, all references to “we”, “us”, “our” and “Royaltech” means Royaltech Corp.

Overview

We are a Delaware Corporation established on April 13, 2004 to capitalize on the emerging biomedical industry in the People’s Republic of China by developing and manufacturing clinical diagnostic techniques/kits for application in the diagnosis of common diseases such hepatocarcinoma, gastrocarcinoma, diabetes and hepatobiliary disorders.

Product Overview

We have obtained the non-exclusive right to manufacture and market four clinical diagnostic techniques/kits which were developed by Mr. Kang Zhang after years of research and development. These techniques/kits have been approved by the Chinese government after a series of clinical testing and meet the regulations of various Chinese State agencies. We also have the first right to manufacture and market any future products that are currently under development. We expect that all of our products may become available for sale in June 2007.

We have entered into a licensing agreement with Mr. Kang Zhang pursuant to which we have a license to distribute, promote, market and sell the clinical diagnostic technique/kits in exchange for a fee of 12.5% of the factory unit price on the kits produced. Mr. Zhang has previously licensed the right of manufacture and marketing of the four kits to a small private biotech firm in Zhejiang, China. Currently, the clinical diagnostic kits are manufactured and marketed in two regions in China.

The following is a brief description of the four proprietary clinical diagnostic techniques/kits:

Clinical Diagnostic Kit	Application
AFU

Developed under a Chinese patent in 2001, the AFU Clinical Diagnostic Kit is complimentary to the AFP in the diagnosis of Primary hepatocellular carcinoma. It also differentiates primary hepatocellular carcinoma with acute chronic hepatitis and cirrhosis.

1,5-AG

Developed in 2003, the 1,5-AG Clinical Diagnostic Kit monitors diabetic management and glucose excursion and as an indicator for diabetic kidney complications and liver cirrhotic kidney problems. It is highly sensitive and we believe it has the potential to become an automatic lab routine.

Bc-True™	The Bc-True Clinical Diagnostic Kit was developed 2003 as an early, sensitive indicator of conjugated bilirubin in impaired hepatobiliary excretion which reflects the true value of Bc.
GPDA	The GPDA Clinical Diagnostic Kit, which was developed under a Chinese Patent in 2001, assists in the diagnosis of PHC/MHC and gastric cancer.

The following is our management’s analysis of the four proprietary Clinical Diagnostic Kits and advantages of each:

1.	AFU Clinical Diagnostic Kit

General

The AFU Clinical Diagnostic Kit is a non-invasive test used in the early diagnosis of liver cancer. The AFU Clinical Diagnostic Kit has been approved by the Chinese government after series of clinical testing and meets the regulations of various Chinese State agencies.

Among the currently used traditional non-invasive lab tests, AFP is still the most commonly used. However, the AFP test on its own cannot confirm a primary hepatocellular carcinoma diagnosis alone because cirrhosis or chronic hepatitis can also produce high AFP levels. Advantages of the AFU Clinical Diagnostic Kit include:

•

Clinically, using the AFP together with AFU Clinical Diagnostic Kit (or using multiple tumor markers including the two) can increase the sensitivity to 85-90% and specificity to 90-99% in making a primary hepatocellular carcinoma diagnosis.

•	Early diagnosis of liver cancer, particularly in patients with liver mass that cannot be differentiated by computer imaging technology.
•	Detects AFP-low or AFP-negative primary hepatocellular carcinoma patients.
•

Primary hepatocellular carcinoma can be predicted and screened by measuring and monitoring AFU activity in patients with liver cirrhosis (almost all primary hepatocellular carcinoma patients have liver cirrhosis).

Market

It is very difficult to determine the market size for the AFU Clinical Diagnostic Kit. Current sales of AFU Clinical Diagnostic Kits in China approximate 5 million RMB ($0.625 million). The retail price for the AFU Clinical Diagnostic Kit is approximately 500 – 600 RMB ($62.5 - $75) each.

Competition

We face competition from several companies that manufacture and market products similar to the AFU Clinical Diagnostic Kit, including Quark Biotech Ltd., Shanghai Wantai Biopharmaceuticals, Zhongshan Biotech and major western pharmaceutical firms such as Abbott Labs, Bayer, Biosystems, Ortho Clinical Diagnostics and Johnson & Johnson. We believe the AFU Clinical Diagnostic Kit is competitive, if not superior, to similar products produced and marketed by our competitors. Our AFU Clinical Diagnostic Kit is intended to utilize techniques that provide improved accuracy, be more user-friendly and cost approximately 15 – 20% less than our competitors products.

2.	1,5-AG Clinical Diagnostic Kit

General

1,5-anhydro-D-glucitol (1,5-AG) Clinical Diagnostic Kit is used to monitor diabetic management and glucose excursion and as an indicator for diabetic kidney complications and liver cirrhotic kidney problems. The 1,5-anhydro-D-glucitol (1,5-AG) Clinical Diagnostic Kit has been approved for marketing since passing clinical testing in China and meeting all the regulations.

The 1,5-AG has been suggested as a novel marker of glucose excursions that can be used in monitoring the diabetic progress and management (Dworacka, 2002; Yamanouchi 1994; Tanabe, 1994; Buse, 2003). Also, in recent years a great deal of attention has been focused on post-prandial hyperglycemia as a risk factor for cardiovascular mortality.

The advantages of the 1.5-AG Clinical Diagnostic Kit include:

•

1,5-AG testing is superior to the routinely used parameters such as fasting plasma glucose (FPG ) and HbA1c, which are not efficient for determination of daily glucose excursion (Roberson, 1991; Fukumura, 1994).

•

The 1,5-AG level in normal subject serum remains stable, uninfluenced by prandial glucose intake. It can therefore reflect acute episodes of hyperglycaemia more sensitively than HbA1c does, and is correlated with FPG and postprandial hyperglycaemic peaks.

•

1,5-AG is significantly decreased in diabetic patients. It is highly specific (93%) and sensitive (84%) for diagnosis of diabetes by WHO standards, while the sensitivity for HbA1c and FA are very low (67.5%, 64.6% respectively). The 1,5-AG testing can be used as a sensitive, day-to-day, real time marker of glycermic control, and is superior to both HbA1c and FA, particularly in detecting near-normoglycermia.

•

It is reported that under efficient diabetic management, serum 1,5-AG gradually rises to normal, and remains stable (Pitckenan, 1990). It is generally correlated with HbA1c for the period under the efficient control. A sudden drop of serum 1,5-AG afterwards signals a failure of the management and a need for readjustment of the treatment plan. If the recovery of the 1,5-AG level is contra-paralleled with the level of urine N-acetyl-D-glucosaminidase, it may indicate a serious diabetic kidney complication.

•

The 1,5-AG test can also be fast and easily performed on an automatic biochem lab instrument, and may be used in large hospital and clinics for relatively large amount of samples to be tested at the same time.

Market

We anticipate that sales of the 1.5-AG Clinical Diagnostic Kit will be primarily to hospitals and clinics in China first. However, it is very difficult to determine the market size for the 1.5-AG Clinical Diagnostic Kit because no similar product is currently on the market.

Competition

There are no similar products as the 1.5-AG Clinical Diagnostic Kit currently available on the market. Although, Quark Biotech Ltd. has acquired the rights to manufacture a 1,5-AG test kit of its own, Quark Biotech has not commenced marketing any such kits in China.

3.	Bc-True™ Clinical Diagnostic Kit

General

The Bc-True™ Clinical Diagnostic Kit is a newly developed technique which efficiently excludes the Bd and Bu in the reaction, and provides a precise reading of Bilirubinemia. The Bc TrueTM Clinical Diagnostic Kit can, with improved sensitivity and specificity, truly reflect the Bc changes and fluctuations in the course of disease and recovery.

In a variety of hepatobiliary diseases, hemolysis, pulmonary diseases and many others, bilirubin measuring is one of the most common clinical practices. Traditionally circulating bilirubin exist in two main forms as determined by the Van de Bergh reaction, which differentiates bilirubin into conjugated (Bc or Bd, i.e. bilirubin direct, because of its “direct-reacting” in the diazo reaction without the addition of alcohol) and unconjugated (Bu) form. The total amount, and proportion of each form are used to assist in determining the causes of the hyperbilirubinemia (an abnormal increase of bilirubin in the blood) and to monitor the progress and recovery course of the diseases.

However, the traditional diazo reaction cannot differentiate anther form that is called delta bilirubin (biliprotein, Bd). Bd increases in serum when hepatic excretion of Bc is impaired, (cholestasis) and the liver retains intact conjugation mechanism. It has a long half-life and is not excreted in the urine. The coexisting of the Bd in the Bc is a factor that renders the diagnosis and monitoring of the progress and recovery uncertain, particularly in the recovery of the cholestasis.

Market

We anticipate that sales of the Bc-True™ Clinical Diagnostic Kit will be primarily to hospitals and clinics in China first. It is very difficult to determine the potential market size for the Bc-True™ Clinical Diagnostic Kit because there are currently no similar products on the market.

Competition

There are no similar products as the Bc-True™ Clinical Diagnostic Kit currently available on the market. Although, Quark Biotech Ltd. has acquired the rights to manufacture the Bc-True™ Clinical Diagnostic Kit, Quark Biotech has not commenced marketing any such kits in China.

4.	GPDA Clinical Diagnostic Kit

General

The GPDA Clinical Diagnostic Kit assists in the diagnosis of PHC/MHC and gastric cancer. The advantages of the GPDA Clinical Diagnostic Kit include:

•

Proven to be a fast and easy-to-use clinical diagnosis of hepatocacinoma and gastric cancer for many years. The hospital and clinical prescription of GDPA testing is part of the daily practice routine, like blood sugar testing used for diabetes.

•	Good indicator for HPC gastric cancer monitoring.

Market

It is very difficult to determine the market size for the GPDA Clinical Diagnostic Kit. Current sales of the GPDA Clinical Diagnostic Kits are approximately 5 – 6 million RMB ($0.625 – $0.725 million). The retail price for the GPDA Clinical Diagnostic Kit is approximately 850 – 1200 RMB ($106 – $150) per kit.

Competition

We face competition from several companies that manufacture and market products similar to the GPDA Clinical Diagnostic Kit, including Quark Biotech Ltd., Shanghai Wantai Biopharmaceuticals, Zhongshan Biotech and major western pharmaceutical firms such as Abbott Labs, Bayer, Biosystems, Ortho Clinical Diagnostics and Johnson & Johnson. We believe the GPDA Clinical Diagnostic Kit is competitive, if not superior, to similar products produced and marketed by our competitors. Our GPDA Clinical Diagnostic Kit is intended to utilize techniques to provide improved accuracy, be more user-friendly and cost approximately 15 – 20% less than our competitors products.

Future Costs

We anticipate that all four of our test kits will share the same manufacturing capacity. We will require an estimated budget of $250,000 - $500,000, approximately 25% of which will be allocated to each product, to set up the capacity to produce and put the products to market before we are able to generate revenues. These costs will be funded from our working capital or, if required, through additional equity or debt financing.

Customers

There are basically two groups of customers for our products: (1) the major general hospitals and clinics in China; and (2) the patients and or health conscious consumers. Since our diagnostic kits target common diseases and can be used by these two groups of customers, we believe that both hospitals (both governmental and private) and health conscious populations are equally important target markets for our company.

As part of the regular hospital and clinic routine practice, hospitals and clinical have to consistently purchase and maintain a certain an inventory of the clinical diagnostic kits on hand for daily use. In contrast, the health conscious populations buy the kits for at-home use once a while, for which the frequency of use varies, e.g., for the diabetic control, the clinical diagnostic kits may be needed as frequently as every week.

Marketing

In China, almost all large-sized, general hospitals having the most advanced technology and skilled doctors are government owned. Supplies are purchased for these hospitals through regular government supply and distribution channels. We need to get our products into these government procurement and distribution channels in order to reach our ultimate buyers and users. Government agencies have regular supply and distribution lists for various clinical products.

Over the past 10 years, as China’s economy has changed, the state-owned medical system has had to evolve towards the growing market economy. Pharmaceutical and biotech firms, including foreign agencies, are now allowed to promote and distribute their products directly to the hospitals and clinics and by-pass the government procurement channels. Similar to North America, seminars, conferences and marketing brochures introducing various medical products, distributed by clinical scientists and or by manufacturers’ sales teams to hospitals and staff, are increasingly seen as an integral part of the marketing process.

In China, pharmacies are becoming increasingly independent retailers for products like our four clinical techniques/test kits. Health conscious consumers will have to rely on the pharmacies to get access to our products. Western pharmacy chains are entering China, and such chains tend to promote a retailing network of healthcare products including over the counter drugs and “at-home use” diagnostic kits. We intend to market our products to the various pharmaceutical chains as our second distribution channel. This market opportunity heavily relies on and requires scientific educational and awareness materials.

Source and Availability of Raw Materials

There are numerous suppliers and vendors of raw materials needed for producing our clinical diagnostic kits in China from which we can choose in satisfying our production requirements. We have no contracts with trade vendors and conduct business on an order-by-order basis, a practice that is typical throughout the industry in China.

Currently, one small private biotech firm in Zhejiang province manufactures and distributes the products. It started manufacturing and marketing and is maintaining a stable supply of the raw materials, such as plastic boxes, packaging materials, base reagents, reagent bottles, etc. Mr. Zhang, the inventor provides the key techno-parts to be used in final assembling of the kits. We have commenced negotiations with this company, and other firms, to enter into a joint venture agreement to jointly produce and market the four different kits to a larger Chinese marketplace.

Intellectual Property

Mr. Zhang has been granted patents for two of the four clinical diagnostic kits. Neither our company nor Mr. Zhang holds a patent for the other two clinical diagnostic kits. We are not currently considering applying for patents for the two techniques and clinical diagnostic kits. We instead want to maintain our proprietary technology and formulas and protect public disclosure that would be detrimental to our business.

Currently, only Mr. Zhang and our technical executives have the knowledge of such proprietary techniques and formulas from which our clinical diagnostic kits are made. We support Mr. Zhang in undertaking improvements of our current kits, and his ongoing work in the research and development pipeline. We anticipate being able to commercialize Mr. Zhang’s efforts over the ensuing 2-3 years.

Research and Development

Mr. Zhang is currently conducting research on these diagnostic kits and techniques in order to improve the clinical diagnostic techniques/kits. The improvements are aimed at enhancing the current sensitivity and specificity and will make the techniques/kits easier to use for consumers, particularly for in-home use. Mr. Zhang is also developing improved diagnostic kits for use in hospital and clinical practices.

We support Mr. Zhang and his technical and scientific connections with Canada (e.g., McGill University, to which some of our scientific directors are also associated with) and the biotech advantages available in Montreal. We are also taking part in technology design and material supply in order to find the best experimental equipment, material and bio-reagents (at the minimal requirements of cost, time and labour) needed for Mr. Zhang’s research and development work.

Government Regulations

The manufacture and sale of biomedical products, including our clinical diagnostic techniques/kits, in China are subject to regulations of several government ministries and state agencies including the State Food and Drug Administration, the Ministry of Public Health, State Administration of Traditional Medicine, and China Healthcare Science and Technology Society. Currently, our four clinical diagnostic techniques/kits are approved for manufacture and sale in China by these Chinese agencies and the kits are currently manufactured by a small private biotech firm for market in two regions in China. Our business strategy is to license or form joint ventures with other local companies to manufacture and market these diagnostic kits. Under such joint ventures, we will ask the local company partner to apply for approval for manufacture and sale of our products in China.

Our future expansion into new markets, if any, will be subject to the regulatory regimes specific to such other jurisdictions. For instance, the research and development, manufacture, marketing and sales of biomedical products are subject to the regulations of the Food and Drug Administration in the United States, Health Canada in Canada, and various national, state, and provincial authorities in various jurisdictions. In North America, compliance with the standards of current Good Manufacture Practice, Good Laboratory Practice and Good Clinical Practice are important prerequisites.

To comply with the regulations, we may face a variety of regulatory difficulties that may add extra financial burden. We are aware of those regulations and has expert in the management team to deal with such issues in due time.

Production Standard

We are currently negotiating with several local biotech firms, including the firm that has been granted a limited license by Mr. Zhang, to manufacture and market the kits in two regions of China. These biotech firms are all companies that operate in accordance with prevailing industry standards and governmental regulations, including compatibility with North American Good Manufacture Practices and Good Laboratory Practices.

We are not subject to any prohibitive cost for obtaining and maintaining our licenses on our four diagnostic test kits with local companies that jointly manufacture and market these products. It is illegal to do business in China without having such licenses. Since it is an accepted business practice to operate within the regulations of the issued license, the issuance of the license is considered a cost of doing business and fees associated with this are minimal. If we were to apply for a new license for any new manufacturing facility, or for any new products derived from Mr. Zhang’s undergoing research and development work, the approval of such license may be time-consuming and costly.

We are not subject to any environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business operation.

Competition

The market in China for our clinical diagnostic techniques/kits is largely fragmented. Most of our competitors operate in small, regional factories that serve the local needs. In China, most companies in our industry do not promote their products through brand name recognition and rarely do they market their products through a nationwide sales network.

The major western biopharmaceutical giants that have recently entered the Chinese marketplace (mainly for their drug products) have entered the market with products that focus mainly on routine hospital laboratory exams involving blood, urine and biochemical analysis. Some of these multinational pharmaceutical companies, e.g. Roche, Bayer, Merck, Pharmacia (now part of the new Pfizer), may become dominant forces in Chinese market. Furthermore, local Chinese companies may team up with these giant multinational pharmaceutical companies; however, none of these giant multinational pharmaceutical companies are marketing products that compete with our diagnostic test kits. Currently, there are similar products western joint-ventures or that are imported into China and marketed at 2-5 times the prices of those of local Chinese manufacturers. For examples, a testing kit for HMAP, another commonly used serum marker for the clinical diagnosis of liver and gastrocarcinoma is currently sold in China by a US company at $475/kit for 100 tests, vs. 1,500 RMB (or $180)/kit for 100 tests. We are price competitive with this competition.

We anticipate that we will face increasing competition from the increasing number of new market entrants who have developed, or who are presently developing potentially, competitive products. We anticipate that we will face competition from numerous sources, including large state owned companies and other entities, with the technical capabilities and expertise required to develop such products. We believe that some of our competitors have certain advantages over us, including substantially greater financial, technical and marketing resources, greater name recognition, and better established relationships in China. Our competitors may be able to capitalize on these advantages to expand their product offerings more quickly, adapt to new or emerging technologies to and changes in customer requirements more quickly, and take advantage of product and technology acquisitions.

Currently, Mr. Kang Zhang has granted Quark Biotech Ltd the right to manufacture and market the four diagnostic test kits. Quark is unrelated to our company and is based in Zhejiang Province in China. Quark has completed all regulatory filings and has obtained all of the licenses from the Chinese regulators necessary for the manufacture and sale of these diagnostic test kits. Although licenses and regulatory filings are completed and approval for the four products has been granted to Quark Biotech Ltd., we may not be able to obtain similar regulatory approval. Quark will continue to hold this right to manufacture and sell the four diagnostic test kits for the ensuing future in direct competition to us.

Employees

As of September 30, 2006, we have no full time employees. Our directors and officers handle all of the responsibilities in the area of corporate administration, business development and research.

We expect that we may need to add 2 to 3 new administrative employees within the next 3 to 6 months, and we expect this to increase the amount of money our company spends on salaries. We are also presently searching to contract for technical consulting services and technical support with and from McGill University and various biotechnology firms located in Montreal.

RISK FACTORS

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Risks Relating to Our Business

Our success depends upon the development of China’s biomedical industry.

China is currently the world’s most populous country and one of the largest producers and consumers of biomedical products. The industry has been under tight state and provincial government controls until recent years. Although China hopes to further increase biomedical industry development and production, industry research, development and production are stagnating, due mainly to immature regulatory policies, local protection, and a shortage of state and provincial funding. Despite the Chinese government’s continued emphasis on industry self-sufficiency, the industry continues to be impeded by inadequate research and development facilities, a lack of innovative product lines due to long history of practice of free-copying of foreign intellectual properties and a lack of financial and political incentives to attract talented persons into the industry. Since we will rely on the local facilities and our subsidiary to manufacture and market our diagnostic test kits, and since our potential customer are mainly hospitals and clinics, which are largely state owned, our ability to increase sales and revenues may be delayed and hindered by any of these factors.

We face competition from larger and stronger companies that have the resources and/or technological know how to utilize our techniques/kits and undercut our prices.

The Chinese markets that we are doing business in are intensely competitive. We anticipate additional competition to come from the increasing number of new market entrants who have developed, or are developing potentially, competitive products. We anticipate that we will face increasing competition from numerous sources, including, large state owned companies and other entities with the technical capabilities and expertise, which would encourage them to develop and commercialize competitive products.

Similar products to our AFU Clinical Diagnostic Kit and our GPDA Clinical Diagnostic Kit are currently being sold and used as routine diagnostic tests nationwide in China. There are several biotech firms and drug manufacturers producing similar products, including Quark Biotech Ltd, Shanghai Wantai Biopharmaceuticals, Zhongshan Biotech and major multinational pharmaceutical firms such as Abbott Labs, Bayer, Biosystems, Ortho Clinical Diagnostics and Johnson & Johnson. Among these competitors, only Quark Biotech Ltd. is producing the same products as ours and is directly in competition with our diagnostic test kits. However, Quark is currently only operating in Shanghai and Zhejiang Province in China, covering approximately 5% of the population of China.

We are not aware of any similar products currently on the market which compete directly with our 1,5-AG and Bc-True™ Clinical Diagnostic Kit, although several new companies are developing technologies aimed at the same market niche as the 1,5-AG Clinical Diagnostic Kit and the Bc-True™ Clinical Diagnostic Kit. We may have other competitors to the 1,5-AG and Bc-True™ Clinical Diagnostic Kit that we are presently unaware.

Our potential competitors may succeed in developing products that are more effective or less costly (or both) than our products, and such competitors may also prove to be more successful than us in manufacturing, marketing and sales. Some of our potential competitors may be large, well-financed and established companies that have greater resources and, therefore, may be better able than us to compete for a share of the market even in areas in which we may have superior technology.

Some of our competitors have certain advantages including, substantially greater financial, technical and marketing resources, greater name recognition, and more established relationships in China.

Our competitors may be able to utilize these advantages to expand their product offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other financing opportunities more readily, and devote greater resources to the marketing and sale of their products.

The markets for our proposed products are characterized by changing technology in laboratory diagnosis, and awareness of new medical development associated to the disease diagnosis. Accordingly, our ability to compete will depend upon our ability to continually enhance and improve our products, and to increase the awareness of the newly developed and reported techniques that our clinical diagnostic kits are based on. There can be no assurance that we will be able to compete successfully, that competitors will not develop products that render our products obsolete or less marketable or that we will be able to successfully enhance its products or develop new products.

Risks Related to our Company

We have only commenced our business operations in April, 2004 and we have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, we may not achieve profitable operations and ultimately our business may fail.

We have a limited operating history. We currently anticipate that we may introduce our first four products to the Chinese marketplace by the end of the year ending September 30, 2007. Accordingly, we have a very limited operating history and we face all of the risks and uncertainties encountered by such early development-stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any start-up company. Due to our limited history, predictions of our future performance are very difficult.

As at September  30, 2006, we had an accumulated net loss of $217,750 since inception. We anticipate incurring further significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing products utilizing our technology. There can be no assurance that we will ever operate profitably.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2006, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our business plan involves that we will not only offer products for sale, but also supply customers with updated technology that will be incorporated into the improvement of the clinical diagnostic techniques/kits. This approach will rely substantially on our ability to keep up with the rapid advances in the technology related to our products and to us any technology improvements to improve our products. There can be no assurance that our strategy will result in successful product commercialization or that our efforts will result in initial or continued market acceptance for our proposed products and services.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated January 2, 2007, our independent auditors stated that our financial statements for the year ended September 30, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our operations activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. We believe that we will require additional financing in order to proceed beyond the first three months of our business plan and to pay the fees and expenses necessary to become and operate as a public company. Although we plan to obtain additional financing, we currently do not have any arrangements for further financing. We may not be able to obtain additional equity or debt financing on acceptable terms when we need it. Even if financing is available it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

We have no customers and generate no revenues and have only limited marketing experience to develop customers.

We have not entered into any agreements to sell our products to any customers, as yet. We do not believe that we will generate significant revenues in the immediate future. We will not generate any meaningful revenues unless we obtain contracts with a significant number of distributors or general hospitals/clinics as one of the major buyers. There can be no assurance that we will ever be able to obtain contracts with a significant number of customers to generate meaningful revenues or achieve profitable operations.

We have only limited experience in developing and commercializing new products based on innovative biomedical technologies, and there is limited information available concerning the potential performance or market acceptance of our proposed products in China. There can be no assurance that unanticipated expenses, problems or technical difficulties will not occur which would result in material delays in commercialization of our products or that our efforts will result in successful commercialization.

We need substantial additional financing and a failure to obtain such required financing will inhibit our ability to grow or we may have to curtail or cease operations.

Our capital requirements relating to the manufacture and sale of our products have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize additional products. We anticipate requiring approximately $1,000,000 to $2,000,000 in additional financing for our longer term growth. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, you may lose your entire investment.

The continued growth of our business will require additional funding from time to time which would be used for general corporate purposes. General corporate purposes may include acquisitions, investments, repayment of debt, capital expenditures, repurchase of our capital stock and any other purposes that we may specify in any prospectus supplement. Obtaining additional funding would be subject to a number of factors including market conditions, operational performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive, or unavailable, to us.

The terms of any future financing may adversely affect your interest as stockholders.

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in the Company. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of our business more difficult because the lender’s consent will be required before we take certain actions. Similarly the terms of any equity securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in our company, which may reduce the value of your investment.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our clinical diagnostic techniques/kits. We have not taken any action to protect some of our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, our ability to compete with these companies may be impaired.

We may be not be able protect our proprietary rights thus permitting our competitors to duplicate our products and services, and such a state of affairs could negatively impact our business and operations. If we are unable to license any technology or products that we may need in the future, our business and operations may also be materially and adversely impacted.

We may face regulatory difficulties for our products.

The manufacture and sale of biomedical products, including clinical diagnostic techniques/kits, in China are subject to regulation by several government ministries and state agencies including the State Food and Drug Administration, Ministry of Public Health, State Administration of Traditional Medicine and China Healthcare Science and Technology Society. Bureaucratic corruption existing in China may have adverse effects on our operations and financial condition.

Although we have obtained the right by way of license to manufacture and market the four clinical diagnostic techniques/test kits from the inventor, Mr. Zhang, we have not yet obtained the required regulatory authorization to manufacture and sell these products. Before we can commence manufacturing, marketing and selling our products, we must obtain authorization from various Chinese authorities (Ministry of Public Health, State Food and Drug Administration and the provincial branches of the two ministries) or joint venture with a local Chinese firm that can help us obtain such authorization from the Chinese regulators. As of the date hereof, we do not have a timetable for obtaining such regulatory approval to manufacture and market our products.

We have not employed anyone in China as of yet to obtain these regulatory approvals on behalf of our company.

The legal environment in China remains uncertain and our industry may be vulnerable to local government agencies that have ongoing bureaucratic control thereover.

Our Certificate of Incorporation and Bylaws contain limitations on the liability of our directors and officers, which may discourage suits against directors and executive officers for breaches of fiduciary duties.

Our Certificate of Incorporation, as amended, and our Bylaws contain provisions limiting the liability of our directors for monetary damages to the fullest extent permissible under Delaware law. This is intended to eliminate the personal liability of a director for monetary damages on an action for breach of a director’s duties to our company or by our stockholders (except in certain limited circumstances). In addition, our Certificate of Incorporation, as amended, and our Bylaws contain provisions requiring us to indemnify our directors, officers, employees and agents serving at our request, against expenses, judgments (including derivative actions), fines and amounts paid in settlement. This indemnification is limited to actions taken in good faith in the reasonable belief that the conduct was lawful and in, or not opposed to our best interests. The Certificate of Incorporation and the Bylaws provide for the indemnification of directors and officers in connection with civil, criminal, administrative or investigative proceedings when acting in their capacities as agents for us. These provisions may reduce the likelihood of derivative litigation against directors and executive officers and may discourage or deter stockholders or management from suing directors or executive officers for breaches of their fiduciary duties, even though such an action, if successful, might otherwise benefit our stockholders and directors and officers.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continual services of our senior management. As an early stage development company, currently none of our senior management team receives any monetary remuneration from our company. We do not carry key person life insurance on any of our officers or employees. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability.

Our future success also depends on our continuing ability to attract, retain and motivate highly qualified technical sales and marketing customer support. Because of the rapid growth of the Chinese economy, competition for qualified personnel is intense. We cannot guarantee that we will be able to retain our key personnel or that we will be able to attract or retain qualified personnel in the future. Our inability to hire and retain qualified personnel or the loss of the services of our key personnel could have a material adverse effect upon our business, financial condition and operations.

Because our officers, directors and principal shareholders control a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our officers and directors (and their affiliates) and principal shareholders, in aggregate, beneficially own approximately 70% of the issued and outstanding shares of our common stock. As a result, our officers and directors have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you would lose your investment.

We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive liability or property insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Risks Relating to the People’s Republic Of China

The economic policies of the People’s Republic of China could affect our business.

Substantially all of the our assets are located in the People’s Republic of China (hereinafter referred to as “China”) and substantially all of our revenue will be derived from operations in China. Accordingly, our operations and future prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and across various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but such measures may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations.

The Chinese economy has been transitioning away from a planned economy to a more market-oriented economy. In recent years, the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industrial development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

Capital outflow policies in China may hamper our ability to expand our business and/or operations internationally. China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that it is currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to remit income earned and proceeds received in connection with any off-shore operations or from other financial or strategic transactions the Company may consummate in the future.

Fluctuation of the Renminbi could materially affect our financial condition and results of operations.

Fluctuation of the Renminbi, the Chinese currency, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in China’s political and economic conditions. Since July, 2005, exchange of the Renminbi into foreign currencies, including United States dollars, has been pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of December 19, 2006, the exchange rate between the Renminbi and the United States dollar was 7.83203 Renminbi to every one United States dollar. There is substantial pressure on the government of China to appreciate the pegged value of the Renminbi against the United States dollar. If the Reminbi appreciates against the US dollar (i.e the amount of Renmimbi required to purchase one US dollar increases) , then repatriation of our earnings, if any, into US dollars will be a positive addition provide our company with more US currency.

We may face obstacles from the communist system in China.

Foreign companies conducting operations in China face significant political, economic and legal risks. The political regime in China, including its bureaucracy unfamiliar with western forms of business management and organization, may hinder investment by western originating companies. We may have difficulty establishing adequate management, legal and financial controls in the China.

We may have difficulty establishing adequate management, legal and financial controls in China.

China, historically, has not adopted western style management and financial reporting concepts and practices nor has it adopted modern banking, computer and other control system principles. We may have difficulty in hiring and retaining a sufficient number of qualified local employees to work in our China operations. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.

It will be extremely difficult to acquire jurisdiction and enforce liability against our officers, directors and assets based in China.

Because some of our executive officers and current directors, including, the inventor of our proprietary technology, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States. Also, because the majority of our assets are located in China, it would also be extremely difficult to access those assets to satisfy an award entered against us in a court in the United States.

The Company may not be able to obtain regulatory approvals for its products.

The manufacture and sale of biopharmaceuticals products in China is regulated by the federal State Food and Drug Administration and by local State Food and Drug Administration offices within the appropriate provincial government. Although our licenses and regulatory filings are current, such licenses may be vulnerable due to the uncertain legal environment in China and the biopharmaceutical industry because of local government agencies or other parties that may try to renegotiate the terms and conditions of, or terminate their agreements or other understandings with our company.

We may face Political, Judicial and/or Ministerial Corruption Risk in China.

Another obstacle to foreign investment in China is corruption. We may face judicial and ministerial corruption in China. There is no assurance that we will be able to obtain recourse, if desired, through China’s poorly developed legal systems. In addition, many of the regulatory and business authorities with whom we normally conduct our business, are state employees or affiliated state-enterprise employees. These officials may engage in corrupt activities which may negatively impact our ability to conduct business.

Risks Related to Our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board upon the effectiveness of this registration statement of which this prospectus forms a part. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are not aware that any market maker has any such intention. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies. As we are a development stage company such fluctuations may negatively affect the market price of our common stock.

Our stock price will likely be volatile.

The trading price for our common stock is likely to be highly volatile. The market prices for securities of drug delivery, biotechnology and pharmaceutical companies have historically been highly volatile. Factors that could adversely affect our stock price include:

•	fluctuations in our operating results; announcements of partnerships or technological collaborations,

•	innovations or new products by us or our competitors;

•	changes in government regulations;

•	developments in patent or other proprietary rights;

•	public concern as to the safety of drugs developed by us or others;

•	the results of clinical studies or trials by us, any partners we may have or our competitors;

•	litigation;

•	general stock market and economic conditions;

•	number of shares available for trading (float);

•	inclusion in or dropping from stock indexes.

Future sales of common stock or warrants, or the prospect of future sales, may depress our stock price.

Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect the market price of our common stock.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through appreciation of the price of our common stock. There can be no assurance that the price of our common stock will increase.

Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on brokers or dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker or dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker or dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of brokers or dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. This may limit your ability to buy and sell our stock and cause the price of the shares to decline

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker or dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, brokers or dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for brokers or dealers to recommend that their customers buy our common stock, which may prevent you from reselling your shares and may cause the price of the shares to decline.

Item 2. Description of Property

Our executive and head offices are located at 1855 Talleyrand, Suite 203A, Brossard, Quebec, Canada. The offices are provided to us at no charge by our president, Mr. Chenxi Shi. We also have a main business address at 201 Terry Fox, Berdun, Quebec, Canada. These 500 square foot premises are provided to us at a cost of CDN$1,100 per month, with the term expiring on August 31, 2006. The lease was not renewed, but we will remain there without charge for the time being. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the forth quarter of the fiscal year ended September 30, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Transactions

There is currently no trading market for our common stock. We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

As of the date of this annual report on Form 10-KSB, we have not adopted a stock option plan. The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLANS
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	Nil	Nil
Equity Compensation Plans not approved by security holders	Nil	Nil	Nil
Total	Nil	Nil	Nil

There are no outstanding options or warrants to purchase, or securities convertible into, any of our common stock.

Currently there is no established public trading market for our common stock. We do not have any common stock subject to outstanding options or warrants to purchase and there are no securities outstanding that are convertible into our common stock. As at February 7, 2007, there were 66 holders of record of our common stock.

We have not declared any dividends on our common stock since the inception of our company on January 14, 2004. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Outstanding Shares and Shareholders of Record

At February 7, 2007, there were 15,023,800 shares of our common stock issued and outstanding. These shares were held by approximately sixty six (66) shareholders of record.

Dividends

We have not paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and any other factors that our board of directors deems relevant.

Recent Sales of Unregistered Securities

In April 2004, we issued an aggregate of 9,500,000 shares at par value to 7 purchasers. All of shares were restricted and were issued pursuant to the exemptions from registration contained in Regulation S. All the investors are outside the United States and are non-U.S. persons.

Between August 1, 2004 and November 28, 2005, we issued 3,523,800 common shares, at a price of $0.10 per share for aggregate gross proceeds of $552,380 to 62 investors. All of the shares were restricted and were issued pursuant to the exemptions from registration contained in Regulation S (for sales outside the United States to 61 non-U.S. persons) and Regulation D, Rule 506 (for sales to 1 accredited investor, previously known to the us and whom we know to have experience in evaluating and investing in private companies).

On December 31, 2006, we issued an aggregate of 1,750,000 shares of common stock to three (3) directors of our company, at a price of $0.01 per share for gross proceeds of $17,500. The common stock was issued to three (3) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On December 31, 2006, we issued 250,000 shares of common stock at a price of $0.01 per share for gross proceeds of $2,500. The common stock was issued to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Rule 504 of Regulation D of the Securities Act of 1933.

Item 6. Plan of Operation

Overview

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this registration statement. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled “Risk Factors” beginning on page 9 of this registration statement.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

From the date of our incorporation on April 13, 2004 to September 30, 2006, we have been a development stage company that has not generated any revenues. We anticipate that we may generate revenue from operations by the end of 2007.

Our operating expenses are classified primarily into four categories:

•

professional fees, which consists primarily of legal fees and accounting and auditing fees for the year end audit. The amount incurred by us during the year ended September 30, 2006 was $39,475 compared to $7,500 for the year ended September 30, 2005 and $50,975 from April 13, 2004 (inception) to September 30, 2006;

•

management/consulting fees, which consist in part of fees paid by us to Aventech Capital Inc., a company controlled by Chenxi Shi, our President and director. The amount incurred by us during the year ended September 30, 2006 was $12,500 compared to $54,000 for the year ended September 30, 2005 and $66,500 from April 13, 2004 (inception) to September 30, 2006;

•

rent, general and administrative, which consist primarily of the expenses incurred for rent and other administrative expenses. The amount incurred by us during the year ended September 30, 2006 was $37,132 compared to $33,456 for the year ended September 30, 2005 and $77,434 from April 13, 2004 (inception) to September 30, 2006; and

•

market research, which consist primarily of the expenses incurred for market research expenses. The amount incurred by us during the year ended September 30, 2006 was $Nil compared to $25,000 for the year ended September 30, 2005 and $25,000 from April 13, 2004 (inception) to September 30, 2006.

With the filing of our Amended Form SB-2 on July 14, 2006 which became effective on November 3, 2006, we are taking the initial steps in “going public” and accessing the public markets. We are doing this both from an investor relations standpoint, so that our shareholders may have some liquidity in their investment in the event that a public market develops for our securities; and from a desire to make our company more readily able to attract future financing. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board upon the effectiveness of this registration statement of which this prospectus forms a part. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are not aware that any market maker has any such intention. We intend to begin to contact potential market makers following the effectiveness of this registration statement. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. As noted herein, we will require further financing to fund the expansion of our business and by being a public company we will be a more attractive investment for a wider range of potential investors.

On a going-forward basis, we anticipate that our annual legal and accounting/audit expenses as a result of “going public” will be approximately $20,000 annually, which will primarily consist of the costs associated with our continuous disclosure and financial reporting obligations.

Results of Operations

We are a development stage company that from inception to September 30, 2006 has not generated any revenue.

Year ended September 30, 2006

We incurred a net loss of $87,623 for the period ended September 30, 2006, compared to a net loss of $119,281 for the year ended September 30, 2005. The increase in the loss was primarily a result of professional fees of $39,475 and rent of $15,100. As of September 30, 2006, we had working capital of $78,715 compared to working capital of $163,961 as of September 30, 2005.

Liquidity and Capital Resources

At September 30, 2006, we had a working capital of $78,715 as opposed to working capital of $163,961 at September 30, 2005. At September 30, 2006, our company had current assets of $84,441, including $19,051 in cash and cash equivalents, $75 due from related parties and $65,315 in short-term investments compared to current assets of $176,061 for the year ended September 30, 2005.

We did not generate any revenue in the year ended September 30, 2006 and we have not generated any revenue since inception to September 30, 2006. We have incurred a loss of $87,623 for the year ended September 30, 2006. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

As at September 30, 2006, our total current liabilities decreased to $5,726 from $12,100 at September 30, 2005, primarily reflecting a decrease in accrued professional fees. Some of our expenses are denominated in the Chinese Renminbi. The value of the Renminbi fluctuates and is subject to changes in value caused by changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including United States dollars, has been based on rates set by the People’s Bank of China, which are set daily based upon the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since July 2005, the conversion of Renminbi to foreign currencies, including the U.S. dollar, has been pegged against the inter-bank exchange rates or current market rate of a basket of foreign currencies including the United States dollars. As of September 30, 2006, the exchange rate between the Renminbi and the United States dollar was approximately eight (8) Renminbi to every one (1) United States dollar.

There is no assurance that exchange rates between the Renminbi and the U.S. dollar will remain stable. A devaluation of the Renminbi relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. Inflation has not had a material impact on our business.

Capital Resource Requirements

For the next 12 months, if we continue in our current business, we plan to expend a total of approximately $245,000 to $500,000 carrying on our current business and identifying and developing new business opportunities for our company. In addition, we estimate our operating expenses and working capital requirements for the next twelve months to September 30, 2007 to be as follows:

Estimated Expenses to September 30, 2007
Operating expenditures
Marketing	$100,000 - $200,000
General and Administrative	$75,000 - $100,000
Research and Development	$20,000 - $50,000
Working capital	$50,000 - $150,000
Total	$245,000 - $500,000

There are no assurances that we will be able to obtain the amount required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, the audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engages in trading activities involving non-exchange traded contracts.

Item 7. Financial Statements

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Royaltech Corp.

(A Development Stage Company)

September 30, 2006

Index

Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Operations	F–3
Statements of Cash Flows	F–4
Statements of Stockholders’ Equity (Deficit)	F–5
Notes to the Financial Statements	F–7

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Royaltech Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Royaltech Corp. (A Development Stage Company) as of September 30, 2006 and 2005 and the related statements of operations, cash flows and stockholders’ equity for the years then ended and accumulated from April 13, 2004 (Date of Inception) to September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Royaltech Corp. (A Development Stage Company) as of September 30, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and accumulated from April 13, 2004 (Date of Inception) to September 30, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenue and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

January 2, 2007

Royaltech Corp.

(A Development Stage Company)

Balance Sheet

(Expressed in U.S. dollars)

	September 30, 2006 $	September 30, 2005 $
ASSETS

Current Assets

Cash and cash equivalents	19,051	102,737
Due from related party (Note 6(d))	75	–
Short-term investments (Note 3)	65,315	48,724
Prepaid expenses	–	24,600

Total Current Assets	84,441	176,061

Property and Equipment (Note 4)	624	–

Total Assets	85,065	176,061

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	4,054	3,600
Accrued liabilities (Note 5)	1,672	8,500

Total Liabilities	5,726	12,100

Contingencies (Notes 1 and 6)

Stockholders’ Equity

Common Stock: Authorized: 50,000,000 common shares, par value $0.0001 Issued and outstanding: 13,023,800 common shares	1,302	1,302

Additional Paid-in Capital	266,536	266,536

Donated Capital (Notes 6(b) and (c))	47,250	26,250

Accumulated Other Comprehensive Loss (Note 3)	(17,999)	–

Deficit Accumulated During the Development Stage	(217,750)	(130,127)

Total Stockholders’ Equity	79,339	163,961

Total Liabilities and Stockholders’ Equity	85,065	176,061

(The accompanying notes are an integral part of these financial statements)

Royaltech Corp.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(The accompanying notes are an integral part of these financial statements)

	Accumulated from April 13, 2004 (Date of Inception) to September 30, 2006 $	For the Year Ended September 30, 2006 $	For the Year Ended September 30, 2005 $

Revenue	–	–	–

Expenses

Consulting	66,500	12,500	54,000
Donated services (Note 6(b))	40,000	18,000	17,000
Foreign exchange	(950)	(763)	(187)
General and administrative	7,234	3,269	3,369
Market research	25,000	–	25,000
Professional fees	50,975	39,475	7,500
Rent (Notes b(a) and (c))	29,250	15,100	12,900

Total Expenses	218,009	87,581	119,582

Other Income (Expense)

Interest income	2,548	2,247	301
Loss on sale of investment securities (Note 3(f))	(2,289)	(2,289)	–

Net Loss	(217,750)	(87,623)	(119,281)

Other Comprehensive Loss

Unrealized loss on investment securities (Note 3)	(17,999)	(17,999)	–

Comprehensive Loss	(235,749)	(105,622)	(119,281)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		13,024,000	9,786,000

Royaltech Corp.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

	Accumulated From April 13, 2004 (Date of Inception) to September 30, 2006 $	For the Year Ended September 30, 2006 $	For the Year Ended September 30, 2005 $

Operating Activities

Net loss	(217,750)	(87,623)	(119,281)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	471	471	–
Donated services and rent	47,250	21,000	20,000
Loss on sale of investment securities	2,289	2,289	–
Common stock issued for expenses	117,903	–	116,973

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,726	(6,374)	3,634
Accrued interest	(642)	(460)	(182)
Due from related party	(75)	(75)	–
Prepaid expenses	–	24,600	(24,600)

Net Cash Flows Used in Operating Activities	(44,828)	(46,172)	(3,456)

Investing Activities

Purchase of property and equipment	(1,095)	(1,095)	–
Purchase of short-term investments	(148,371)	(99,829)	(32,542)
Proceeds from sale of short-term investments	63,410	63,410	–

Net Cash Flows Used in Investing Activities	(86,056)	(37,514)	(32,542)

Financing Activities

Proceeds from issuance of common stock	149,935	–	129,821

Net Cash Flows Provided by Financing Activities	149,935	–	129,821

(Decrease) Increase in Cash	19,051	(83,686)	93,823

Cash and Cash Equivalents – Beginning of Period	–	102,737	8,914

Cash and Cash Equivalents – End of Period	19,051	19,051	102,737

Supplemental Disclosures

Interest paid		–	–
Income taxes paid		–	–

(The accompanying notes are an integral part of these financial statements)

Royaltech Corp.

(A Development Stage Company)

Statement of Stockholders’ Equity

From April 13, 2004 (Date of Inception) to September 30, 2006

(Expressed in U.S. dollars)

		Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Other Comprehensive Loss	Donated Capital	Deficit Accumulated During the Development Stage	Total
	#	$	$	$	$	$	$	$

Balance – April 13, 2004 (Date of Inception)	–	–	–	–	–	–	–	–

Common stock issued for cash at $0.0001 per share	9,500,000	950	–	(270)	–	–	–	680

Common stock issued for cash at $0.10 per share	276,300	28	27,602	(1,000)	–	–	–	26,630

Common stock issued for bonus at $0.10 per share	9,300	1	929	–	–	–	–	930

Share issue costs	–	–	(7,196)	–	–	–	–	(7,196)

Donated services and rent	–	–	–	–	–	6,250	–	6,250

Net loss for the period	–	–	–	–	–	–	(10,846)	(10,846)

Balance – September 30, 2004	9,785,600	979	21,335	(1,270)	–	6,250	(10,846)	16,448

Common stock issued for market research at $0.07 per share	350,000	35	24,965	–	–	–	–	25,000

Common stock issued for consulting services at $0.07 per share	250,000	25	17,475	–	–	–	–	17,500

Common stock issued for consulting services at $0.08 per share	320,000	32	23,968	–	–	–	–	24,000

Common stock issued for consulting services at $0.07 per share	350,000	35	24,965	–	–	–	–	25,000

Common stock issued for rent at $0.07 per share	300,000	30	21,970	–	–	–	–	22,000

Common stock issued for a bonus at $0.10 per share	154,650	15	15,450	–	–	–	–	15,465

Common stock issued for cash at $0.10 per share	1,478,550	148	147,707	–	–	–	–	147,855

Common stock issued for services at $0.10 per share	30,000	3	2,997	–	–	–	–	3,000

(The accompanying notes are an integral part of these financial statements)

Royaltech Corp.

(A Development Stage Company)

Statement of Stockholders’ Equity

From April 13, 2004 (Date of Inception) to September 30, 2006

(Expressed in U.S. dollars)

		Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Other Comprehensive Loss	Donated Capital	Deficit Accumulated During the Development Stage	Total
	#	$	$	$	$	$	$	$
Common stock issued for office supplies at $0.09 per share	5,000	–	472	–	–	–	–	472

Share issue costs	–	–	(34,768)	–	–	–	–	(34,768)

Subscriptions received	–	–	–	1,270	–	–	–	1,270

Donated services and rent	–	–	–	–	–	20,000	–	20,000

Net loss for the year	–	–	–	–	–	–	(119,281)	(119,281)

Balance – September 30, 2005	13,023,800	1,302	266,536	–	–	26,250	(130,127)	163,961

Donated services and rent	–	–	–	–	–	21,000	–	21,000

Unrealized loss on short-term investments	–	–	–	–	(17,999)	–	–	(17,999)

Net loss for the year	–	–	–	–	–	–	(87,623)	(87,623)

Balance – September 30, 2006	13,023,800	1,302	266,536	–	(17,999)	47,250	(217,750)	79,339

(The accompanying notes are an integral part of these financial statements)

Royaltech Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

1.	Development Stage Company

Royaltech Corp. (the “Company”) was incorporated in the State of Delaware on April 13, 2004. The Company is based in Montreal, Quebec, Canada and its principal business is the developing, manufacturing, and marketing of innovative biotech products that are applied in medical diagnosis. The Company has obtained the rights to manufacture and distribute several proprietary product lines of clinical diagnostic techniques/kits for hepatocacinoma, diabetes, gastrocacinoma and hepatobliary disorders.

The Company is in the development stage with management devoting most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at September 30, 2006, the Company has accumulated losses of $217,750 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On July 14, 2006, the Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission which was declared effective on November 3, 2006, to register 4,473,800 shares of common stock for resale by existing stockholders of the Company at $0.10 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.	Summary of Significant Accounting Principles
a)	Basis of Presentation

These financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company has not produced any revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is September 30.

b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, stock-based compensation expense and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)	Short-Term Investments

The Company accounts for its investments in debt and equity securities under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The Company’s investment in publicly traded equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value through comprehensive income.

Royaltech Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)
d)	Short-Term Investments (continued)

The Company reports investments in debt and marketable equity securities at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. All investment securities are designated as available for sale with unrealized gains and losses included in stockholders' equity. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary.

e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006, the only component of comprehensive loss was unrealized losses on available-for-sale investments which amounted to $17,999. As at September 30, 2005, the Company had no items that represented a comprehensive loss.

f)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

g)	Financial Instruments

The fair value of financial instruments which include cash, short-term investments, accounts payable and accrued liabilities, were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

h)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Royaltech Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

i)	Research and Development

The Company records all research and development costs in accordance with SFAS No. 2 "Accounting for Research and Development Costs". All research and development costs are expensed as they are incurred, until such time as the research and development outcome is proven for commercial use, at which time the costs are capitalized and amortized. This accounting policy is prospective as to date, the Company has not incurred any research and development costs.

j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company undertakes foreign currency translations in Canadian dollars and Chinese Renminbi. At September 30, 2006, the exchange rate for one Canadian dollar was $0.898 USD. For the year ended September 30, 2006, the average exchange rate for one Canadian dollar was $0.875 USD (September 30, 2005 - $0.818). At September 30, 2006, the exchange rate for one Chinese Renminbi was $0.127 USD. For the year ended September 30, 2006, the average exchange rate for one Chinese Renminbi was $0.125 USD (September 30, 2005 – $0.122). The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

k)	Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by us exist and collectibility is reasonable assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. This policy is prospective in nature, as the Company has not yet generated any revenues.

l)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

m)	Stock-Based Compensation

Prior to January 1, 2006, the Company recorded stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” using the fair value method of accounting. Effective January 1, 2006, the Company the provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. The Company has not issued any stock options since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share, as a result of adopting SFAS No. 123R.

n)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Royaltech Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)
n)	Recent Accounting Pronoucements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.	Short-Term Investments
a)

On September 18, 2005, the Company purchased a CDN $5,000 (US $4,465) redeemable Guaranteed Investment Certificate, bearing interest at 2.35% per annum, due September 18, 2006. On September 18, 2006, the Company redeemed CDN $5,000.

b)

On January 17, 2006, the Company purchased a $40,000 redeemable Guaranteed Investment Certificate, bearing interest at 3.85% per annum, due January 17, 2007. On June 26, 2006, the Company redeemed $3,000. As at September 30, 2006, the Company holds $37,000 of the redeemable Guaranteed Investment Certificate.

Royaltech Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

3.	Short Term Investments (continued)
c)

On March 15, 2006, the Company purchased equity securities classified as available-for-sale for $26,800. As at September 30, 2006, an unrealized holding loss of $16,400 has been recorded as comprehensive loss.

d)

On April 10, 2006, the Company purchased equity securities classified as available-for-sale for $1,400. As at September 30, 2006, an unrealized holding loss of $960 has been recorded as comprehensive loss.

e)

On May 17, 2006, the Company purchased equity securities classified as available-for-sale for CDN $5,000 (US $4,489). As at September 30, 2006, an unrealized holding loss of CDN $613 (US $550) has been recorded as comprehensive loss.

f)

On May 17, 2006, the Company purchased equity securities classified as available-for-sale for $22,332. During the year ended September 30, 2006, the Company sold securities with an original cost of $13,976 and recognized a loss of $2,289. As at September 30, 2006, an unrealized holding loss of $89 has been recorded as comprehensive loss.

g)	On September 18, 2006, the Company purchased a CDN $5,152 (US $4,626) redeemable Guaranteed Investment Certificate, bearing interest at 3.58% per annum.
g)	At September 30, 2006, accrued interest of $642 has been recorded with respect to the Guaranteed investment Certificates noted in Note 3(a) and (b) above.
4.	Property and Equipment

	Cost $	Accumulated Amortization $	September 30, 2006 Net Book Value $	September 30, 2005 Net Book Value $
Computer Equipment	1,095	471	624	-

5.	Accrued Liabilities

Accrued liabilities consists of amounts owing for professional fees of $1,672 (2005 - $8,500).

6.	Related Party Transactions
a)

During the year ended September 30, 2005, the Company authorized the issuance of 300,000 common shares in consideration for use of operating office to a company related by common directors. The period of use extends from January 1, 2005 to August 31, 2006. During the year ended September 30, 2006, the Company recognized $12,100 (2005 - $9,900) of rent expense.

b)

During the year ended September 30, 2006, consulting services with a fair value of $18,000 (2005 - $17,000) was contributed by the President, Vice-President, and a Director of the Company. The amounts were charged to operations and treated as donated capital.

c)

During the year ended September 30, 2006, and 2005, rent with a fair value of $3,000 was provided at no cost by the President for the use of the Company’s head office. These amounts were charged to operations and treated as donated capital.

d)	At September 30, 2006, the Company was owed $75 by the President of the Company for general and administrative expenses.
e)

During the year ended September 30, 2005, the Company received $1,707 from a Director of the Company to pay expenditures relating to the purchase of computer equipment for $1,095, for professional fees of $324, and general expenditures of $290. The amount was repaid to the Director in November 2005.

7.	Commitment

During the year ended September 30, 2005, the Company entered into a licensing agreement with Mr. Kang Zhang (“Zhang”) that granted the Company a license to distribute, promote, market and sell diagnostic test kits and assay techniques for 5 years in exchange for a fee of 12.5% of the factory unit price on kits produced. The factory unit price is the unit price charged for the product to distributors and dealers. The factory unit price

Royaltech Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

7.	Commitment (continued)

consists of the costs of the product, the royalty fee and the Company’s profit and will be agreed upon by the two parties Fees are due within two months subsequent to production. As at September 30, 2006, the Company has not earned any revenues from the test kits.

Zhang previously licensed the right to manufacture and market the test kits to a small private biotech firm, Quark Biotech Ltd., in Zhejiang, China. The Company and Quark Biotech Ltd. will have concurrent world-wide rights to manufacture and market the test kits and assay techniques that continue into the future. Neither the Company nor Quark Biotech Ltd. have regional or any other restrictions on the rights to manufacture and market the products.

The agreement also provides for certain rights and responsibilities to be shared among the Company and Zhang for improvements to existing kits and the development of additional products. The Company is responsible for providing (i) high quality chemical reagents (manufactured by U.S. and Canadian manufacturers) and (ii) expert opinions via connections with biotech firms and academic institutions in Canada and the U.S., when necessary as well as the cost/expenses in obtaining the expert consulting assistance. Zhang is responsible for technology design and product testing. In addition, Zhang holds the proprietary rights over his current technology and products including any technology improvements resulting from the Company’s assistance. These technology improvements may be subject to future licensing agreements between Zhang and the Company. The licensing agreement does not have any terms of renewal.

8.	Income Tax

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $167,700 of net operating loss carryforwards available to offset taxable income in future years which expire through fiscal 2025. For the period ended September 30, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $20,600 and $34,800, respectively.

The components of the net deferred tax asset at September 30, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2006 $	2005 $

Net Operating Loss	167,700	103,900
Statutory Tax Rate	34%	35%
Deferred Tax Asset	57,000	36,400
Valuation Allowance	(57,000)	(36,400)

Net Deferred Tax Asset	–	–

9.	Subsequent Events
a)	On December 31, 2006, the Company issued 1,750,000 shares of common stock at a price of $0.01 per share for cash proceeds of $17,500.
b)	On December 31, 2006, the Company issued 250,000 shares of common stock at a price of $0.01 per share for gross proceeds of $2,500.

Item 8. Changes in Registrant’s Certifying Accountant

Manning Elliott LLP, Certified Public Accountants, has been engaged as the principal independent accountants. There has been no change in our certifying accountant for the past two most recent fiscal years or interim period.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s chief executive officer and president (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), Chenxi Shi. Based upon that evaluation, our company’s chief executive officer and president (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth information regarding our current and proposed executive officers and directors:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Chenxi Shi	President and Chief Executive Officer and Director	40	April 2004
Victor I. H. Sun	Vice-President and Director	63	April 2004
Chun Xu	Vice-President and Director	47	April 2004
Louis H. Ladouceur	Corporate Development and Public Affair Officer	64	April 2004
Kang Zhang	Biomedical Technology Officer	66	April 2004
John B. Richardson	Medical Officer	68	April 2004
Edward Beshlian	Marketing Officer	68	April 2004

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

Chenxi Shi, President, Chief Executive Officer and Director

Mr. Shi is one of the founding directors and has served as the Chairman of the Board of the Directors since founding our company in April, 2004. Mr. Shi has over 10 years of work experience in computer technology and business management. Mr. Shi has held various technical and managerial positions from entry level to the corporate senior.

CW986141.3

Mr. Shi has worked in Northern Jiaotong University, Beijing Jiada Technologies Company, Legend Computer Group Co. (Lenovo) and Investors Group of Canada. Mr. Shi received his Bsc in computer sciences from Northern Jiaotong University and MBA from Peking University.

Mr. Shi provides his services on a full time basis to our company.

Victor I. H. Sun, Vice-President and Director

Mr. Sun joined our company in April, 2004 as vice president and a director. Mr. Sun is a professional engineer with over 30 years of engineering and management experience of which 14 years were with Lafarge Cement where he directed the design of control and automation systems for all new and rehabilitation projects. He has overseen design implementation and installation of computer and control systems in many cement plants. Prior to co-founding Asia Pacific Concrete Inc., he worked for Monenco Agra as the instrumentation discipline engineer for the Hibernia Offshore Platform Project. His experience in developing business in China dates back for 24 years during his employment with Lafarge Cement. He assisted in establishing Amingo, has continued to build relations with contacts in China and has been instrumental in developing many potential joint venture projects. At present, Mr. Sun is the President and CEO of East Delta Resources Corp. a NASDAQ OTC listed company working on the gold and other precious metals business.

Chun Xu, Vice President and Director

Dr. Xu is one of our co-founders and has over 20 years of clinical and medical research experiences. He started an academic career in Canada with the Jeanne Timmins Fellowship from Montreal Neurological Institute, and since, received a Ph.D in neuropathology from McGill University, and postdoctoral training on brain aging and Alzheimer’s disease from Montreal General Hospital. Dr. Xu has been invited by and given seminars at several Chinese medical authorities, China Society of Neurology and Psychiatrics, China SFDA, SATM, and CHSTS over the past 8 years, on medical issues, and US FDA regulations. Before joining our company, Dr. Xu was involved in the development and marketing of biomedical products at a Canadian firm, and worked at an US medical consulting firm, Innovative Science Solutions, LLC (NJ, USA) where he was responsible for the regulatory, scientific and litigation supports to the drug and biotech manufacturers.

Louis H. Ladouceur, Corporate Development and Public Affair Officer

Mr. Ladouceur joined the company in April, 2004 as the Corporate Development and Public Affairs Officer and director. He is currently the President and CEO of Delta Placement, a private investment company in the hospitality and related consulting business. He is also a director of East Delta Resources Corp. East Delta Resources Corp. is a publicly held Delaware corporation whose common shares are quoted on the OTC BB under the symbol EDLT and are also listed on the Frankfurt Exchange under the symbol EJK.

Mr. Ladouceur has held various executive and senior management positions in Lafarge and was the former Director of Lafarge Consultant Automation, being responsible for the overall operation and business development, providing automation advice, consulting services and “turn-key” systems to all Lafarge’s North American plants and outside clients. His experience in the engineering, financing and management practice has helped him develop many approaches to running a company. Mr. Ladouceur was the President and CEO of Sino-Canadian Resources Inc., a NASDAQ OTC company and sold the business in late 1997 due to the drastic drop in gold prices.

Kang Zhang, Biomedical Technology Officer

Mr. Zhang joined the company in April, 2004 as Biomedical Technology Officer and has over 40 years of experiences in clinical laboratory diagnostic practice and researches. He has held technical positions in hospitals and research labs during his 30 some year clinical practice, including such as director of the central laboratory and director of the clinical laboratory diagnostic department of Shanghai Sailors Hospital. Mr. Zhang has also been appointed as a member of the editorial boards of China Journal of Clinical Diagnosis, China Journal of Navigation Medicine, and The Journal of Contemporary Clinical Chemistry, and has been publications in more than 20 books and periodicals. Retired from his hospital practice, Mr. Zhang over the past 7-8 years has been involved in the development of laboratory diagnostic techniques and kits, including some of the first in the China market and remain in the frontier of the field worldwide, in particular, those for hepatocacinoma and or gastrocacinoma (AFU,

CW986141.3

Patent No. CN 1428435A, and GPDA, Patent No. CN 1428436A); for diabetic management (1,5-AG) and for hepatobiliary hyperbilirubinemia (Bc-True TM ).

John B. Richardson, Medical Officer

Dr. Richardson joined the company in April, 2004 a Medical Officer. Dr. Richardson received his MD, and PhD from McGill University and has 40 yrs of clinical practice in pathology and CNS research. Dr. Richardson has been serving as a senior pathologist at Montreal General Hospital and Director of the Neuropathology Department at Montreal Neurological Institute/Hospital. He has extraordinary academic and teaching experiences, being a Professor of Pathology, Professor of Pharmacology, and Professor of Neurology and Neurosurgery at McGill and previously serving as the Chairman of McGill Pathology Department, Director of Research Advisory Committee, Montreal General Hospital Research Institute. His clinical practice and research achievement on pulmonary and CNS disorders, in particular, the brain aging and Alzheimer disease, have brought him numerous awards and the reputation of being a renowned physician and scientist.

Edward Beshlian, Marketing Officer

Mr. Beshlian joined the company in April, 2004 a the Marketing Officer and brings over 30 years of experience in international marketing, sales and outsourcing and offshore manufacturing. His academic background is multinational, having obtained a French Baccalaureate in Business Administration from Beirut and a Marketing Management diploma from Turin, Italy, as well as several corporate management trainings in Europe, the Middle East, and North America. Mr. Beshlian is fluent in 5 languages including French and English. He has previously held senor executive positions in Xerox Corp, AES Data Ltd. and Eastman Kodak Company. Mr. Beshlian founded EB Intermark Inc. Canada in 1985, and has successfully developed markets in Canada, Latin America, South-East Asian, Japan, Europe and Middle East for both companies in Canadian and US and clients from Asian and European countries.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to Section 78.315 of the Nevada Revised Statutes and the Articles of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing on the first page of this current report.

Code of Ethics

We have not yet adopted a corporate code of ethics. Our board of directors is considering, over the next year, establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

CW986141.3

Audit Committee Financial Expert

At present we do not have a separately designated standing audit committee. Our entire board of directors acts as our Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. Our board of directors has determined that at present we have no audit committee financial expert serving on the Audit Committee. Our company is, at present, a start-up company and has not yet generated or realized any revenues from our business operations.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2006, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10. Executive Compensation

No executive officer of our company or our subsidiary received annual salary and bonus in excess of $100,000 for our company’s fiscal year ended September 30, 2006, 2005 and 2004. During such time we did not pay any salaries or bonuses to any of our executive officers. As of the date of this annual report on Form 10-KSB, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control.

SUMMARY COMPENSATION TABLE
Name And Principal Position	Year	Annual Compensation			Long-Term Compensation
		Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Awards		Payouts	All Other Compen- Sation ($)
					Restricted Stock Awards ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)
Chenxi Shi, President, Chief Executive Officer, Director	2006	$12,500(1)	Nil	Nil	Nil	Nil	Nil	Nil
	2005	$54,000(1)	Nil	Nil	350,000(1)	Nil	Nil	Nil
	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Paid to Aventech Capital Inc., a company owned by Mr. Shi, as management/consulting fees.

(2) Issued to Aventech Capital Inc., a company owned by Mr. Shi, in consideration for consulting services valued at $25,000.

Stock Option Grants

We have not granted any stock options to the executive officers or directors from inception through September 30, 2006.

Stock Option Plan

As of the date of this annual report on Form 10-KSB, we have not adopted a stock option plan.

Employment Contracts, Termination of Employment and Change In Control Arrangements

Other than as set out below, we have not entered into any employment agreement or consulting agreement with our directors and executive officers.

Two of our directors Chenxi Shi and Chun Xu provide management services and office premises to our company.

CW986141.3

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Director’s Compensation

Directors may be paid their expenses for attending each meeting of the directors and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

Family Relationships

None of the directors or officers of our company are related by blood or marriage.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of the directors or executive officers of our company or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The following table sets forth, as of February 7, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each director, nominee and named executive officer of our company and our wholly-owned operating subsidiary, and by the directors and executive officers of our company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)
Chenxi Shi 1855 Talleyrand #203A Brossard, QC, Canada	4,150,000(3)	31.86%
Victor Sun 99 De La Moselle Saint Lambert, QC, Canada	2,000,000	15.36%
Chun Xu 105 Rue Terry Fox, Ile des Soeurs Montreal, QC, Canada	2,000,000	15.36%
Kang Zhang Room 603 Building 26 Lane 818, Shuidian Road, Hongkou District, Shanghai, P.R. China	1,000,000	7.68%
Total (directors and officers as a group)	9,150,000	70.26%

(1)

Regulation S-B under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or

CW986141.3

the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 7, 2007.

(2)	Based on 13,023,800 shares outstanding as of February 7, 2007.

(3)	Of these, 3,800,000 are held directly by Mr. Shi and 350,000 are held by Aventech Capital Inc., a company owned by Mr. Shi.

Item 12. Certain Relationships And Related Transactions

During the last two years, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeded $60,000, and in which, to our knowledge, any of the following persons had, or is to have, a direct or indirect material interest: a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

Item 13. Exhibits

Exhibits required by Item 601 of Regulation S-B

Item Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on February 13, 2006)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
(10)	Material Contracts
10.1	Licensing Agreement dated October 2004 between Royaltech Corp. and Mr. Kang Zhang (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
10.2

Investment Agreement dated January 10, 2006 between Royaltech Corp. and Aventech Capital Inc. for 350,000 shares (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)

10.3

Investment Agreement dated January 10, 2006 between Royaltech Corp. and Alliance PKU Management Consultants Ltd for 350,000 shares (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)

10.4	Investment Agreement dated January 10, 2006 between Royaltech Corp. and Hong Sheng for 30,000 shares (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
10.5	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
10.6	Pro-Forma Invoice dated December 22, 2004 from China Westerprises Canada Holdings to Royaltech Corp. (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)

CW986141.3

10.7	Pro-Forma Invoice dated August 11, 2005 from China Westerprises Canada Holdings to Royaltech Corp. (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
(23)	Consents of Experts & Counsel
23.1*	Consent of Independent Auditor (Consent of Manning Elliott LLP, Chartered Accountants)
(31)	Section 302 Certification
31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

Item 14. Principal Accountant Fees And Services Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by our company's independent registered public accounting firm, for the year ended September 30, 2006 and September30, 2005:

Services	2006	2005
Audit fees	$12,250	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Total fees	$12,250	Nil

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Manning Elliott LLP for the fiscal years ended September 30, 2006 and September 30, 2005 in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use Manning Elliott LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Manning Elliott LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Manning Elliott LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (the functions of which are performed by our sole director); or
•	entered into pursuant to pre-approval policies and procedures established by the board of directors,

CW986141.3

provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors either before or after the respective services were rendered.

Our board of directors have has considered the nature and amount of fees billed by Manning Elliott LLP and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Manning Elliott LLP’s independence.

CW986141.3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALTECH CORP.

By: /s/ Chenxi Shi

Chenxi Shi, Chief Executive Officer, President and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: February 8, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Chenxi Shi

Chenxi Shi, Chief Executive Officer, President and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: February 8, 2007

By: /s/ Victor Sun

Victor I. H. Sun, Vice-President and Director

Date: February 8, 2007

By: /s/ Chun Xu

Chun Xu, Vice-President and Director

Date: February 8, 2007

CW986141.3