Form 10QSB
period 2006-12-31
ROYALTECH CORP.
filed 2007-03-02
CIK 1352884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number  333-131815

ROYALTECH CORP.
(Name of small business issuer in its charter)

Delaware	98-0445019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1855 Talleyrand, Suite 203A Brossard, Quebec, Canada	J4W 2Y9
(Address of principal executive offices)	(Zip Code)

(514) 586-3168
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

15,023,800 shares of common stock issued and outstanding as of March 1, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

These financial statements have been prepared by Royaltech Corp. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2006, and its results of operations, stockholders’ equity, and its cash flows for the three month period ended December 31, 2006 and for the period from inception (April 13, 2004) to December 31, 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-KSB filed on February 16, 2007.

Royaltech Corp.

(A Development Stage Company)

December 31, 2006

Index

Balance Sheets .......................................................................................................................................	F–1
Statements of Operations ..........................................................................................................................	F–2
Statements of Cash Flows .........................................................................................................................	F–3
Notes to the Financial Statements ...............................................................................................................	F–4

Royaltech Corp.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2006 $ (unaudited)	September 30, 2006 $

ASSETS

Current Assets

Cash and cash equivalents	45,376	19,051
Due from related party (Note 5(c))	5,989	75
Short-term investments (Note 3)	19,926	65,315
Other receivables (Note 4(a))	236	–

Total Current Assets	71,527	84,441

Property and Equipment	488	624

Total Assets	72,015	85,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	5,948	4,054
Accrued liabilities (Note 4(b))	5,089	1,672

Total Liabilities	11,037	5,726

Commitments and Contingencies (Notes 1 and 7)

Stockholders’ Equity

Common Stock: Authorized: 50,000,000 common shares, par value $0.0001 15,023,800 and 13,023,800 common shares issued and outstanding, respectively	1,502	1,302

Additional Paid-in Capital	286,336	266,536

Stock Subscriptions Receivable (Note 6)	(20,000)	–

Accumulated Other Comprehensive Loss	(20,921)	(17,999)

Donated Capital (Notes 5(a) and (b))	52,500	47,250

Deficit Accumulated During the Development Stage	(238,439)	(217,750)

Total Stockholders’ Equity	60,978	79,339

Total Liabilities and Stockholders’ Equity	72,015	85,065

(The accompanying notes are an integral part of these financial statements)

F– 1

Royaltech Corp.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Accumulated from April 13, 2004 (Date of Inception) to December 31, 2006 $	For the Three Months Ended December 31, 2006 $	For the Three Months Ended December 31, 2005 $

Revenue	–	–	–

Expenses

Consulting	66,500	–	12,500
Donated services (Note 5(b))	44,500	4,500	4,500
Foreign exchange	(311)	639	(45)
General and administrative	34,292	2,058	659
Professional fees	62,833	11,858	324
Rent (Note 5(b))	30,000	750	4,050

Total Expenses	237,814	19,805	21,988

Other Income (Expense)

Interest income (Expense)	1,664	(884)	571
Loss on sale of investment securities (Note 3(e))	(2,289)	–	–

Net Loss	(238,439)	(20,689)	(21,417)

Other Comprehensive Loss

Unrealized loss on investment securities	(20,921)	(2,922)	–

Comprehensive Loss	(259,360)	(23,611)	(21,417)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		13,046,000	13,024,000

(The accompanying notes are an integral part of these financial statements)

F–2

Royaltech Corp.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended December 31, 2006 $	For the Three Months Ended December 31, 2005 $

Operating Activities

Net loss for the period	(20,689)	(21,417)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	136	60
Donated services and rent	5,250	5,250

Changes in operating assets and liabilities:
Other receivables	(236)	–
Accounts payable and accrued liabilities	5,311	(8,850)
Accrued interest	642	–
Due from related party	(5,914)	–
Prepaid expenses	–	5,800

Net Cash Flows Used in Operating Activities	(15,500)	(19,157)

Investing Activities

Purchase of property and equipment	–	(1,095)
Purchase of short-term investments	–	(269)
Proceeds from sale of short-term investments	41,626	–

Net Cash Flows Provided By (Used in) Investing Activities	41,626	(1,364)

Effect of exchange rate changes on cash	199	–

Increase (Decrease) in Cash and Cash Equivalents	26,325	(20,521)

Cash and Cash Equivalents – Beginning of Period	19,051	102,737

Cash and Cash Equivalents – End of Period	45,376	82,216

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

F–3

Royaltech Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(unaudited)

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

The Company is in the development stage with management devoting most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at December 31, 2006, the Company has accumulated losses of $238,439 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)	Interim Financial Statements

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenses, stock-based compensation expense and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

F–4

Royaltech Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Principles (continued)
	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

e)	Short-Term Investments

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

f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the three month period ended December 31, 2006, the only component of comprehensive loss was unrealized losses on available-for-sale investments which amounted to $2,922. Accumulated other comprehensive loss consists entirely of unrealized losses on available-for-sale investments which totalled $20,921 as of December 31, 2006. As at December 31, 2005, the Company had no items that represented a comprehensive loss as the Company did not invest in equity securities.

g)	Long-Lived Assets

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

F–5

Royaltech Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Principles (continued)
	h)	Financial Instruments

The fair values of financial instruments which include cash and cash equivalents, short-term investments, amounts due from a related party, and accounts payable and accrued liabilities, were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

i)	Basic and Diluted Net Income (Loss) Per Share

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

j)	Research and Development

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

k)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company undertakes foreign currency translations in Canadian dollars and Chinese Renminbi. At December 31, 2006, the exchange rate for one Canadian dollar was $0.8581 USD. For the three month period ended December 31, 2006, the average exchange rate for one Canadian dollar was $0.87871 USD (December 31, 2005 - $0.8524). At December 31, 2006, the exchange rate for one Chinese Renminbi was $0.1282 USD. For the three month period ended December 31, 2006, the average exchange rate for one Chinese Renminbi was $0.12733 USD (December 31, 2005 – $0.12384). The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

l)	Revenue Recognition

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

m)	Income Taxes

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

F–6

Royaltech Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Principles (continued)
	n)	Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company did not have any unvested stock options or share based payments as of January 1, 2006. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

o)	Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

F–7

Royaltech Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(unaudited)

3.	Short-Term Investments
a)

On January 17, 2006, the Company purchased a $40,000 redeemable Guaranteed Investment Certificate, bearing interest at 3.85% per annum, due January 17, 2007. On June 26, 2006, the Company redeemed $3,000. On October 31, 2006, the Company redeemed the remaining balance of $37,000.

b)

On March 15, 2006, the Company purchased equity securities classified as available-for-sale for $26,800. As at December 31, 2006, an unrealized holding loss of $20,400 has been recorded as comprehensive loss.

c)

On April 10, 2006, the Company purchased equity securities classified as available-for-sale for $1,400. As at December 31, 2006, an unrealized holding loss of $960 has been recorded as comprehensive loss.

d)

On May 17, 2006, the Company purchased equity securities classified as available-for-sale for CDN $5,000 (US $4,291). As at December 31, 2006, an unrealized holding gain of CDN $187 (US $160) has been recorded as comprehensive gain.

e)

On May 17, 2006, the Company purchased equity securities classified as available-for-sale for $22,332. During the year ended September 30, 2006, the Company sold securities with an original cost of $13,976 and recognized a loss of $2,289. As at December 31, 2006, an unrealized holding gain of $279 has been recorded as comprehensive gain.

f)

On September 18, 2006, the Company purchased a CDN $5,152 (US $4,626) redeemable Guaranteed Investment Certificate, bearing interest at 3.58% per annum. On October 31, 2006, the Company redeemed CDN $5,152.

4.	Balance Sheet Details
a)	Other receivables represent $236 owing from Canada Revenue Agency for refund of general sales tax (“GST”).
b)	Accrued liabilities consists of amounts owing for professional fees of $5,089 (September 30, 2006 - $1,672).

5.	Related Party Transactions
a)

During the three month period ended December 31, 2006, consulting services with a fair value of $4,500 (2005 - $4,500) was contributed by the President, Vice-President, and a Director of the Company. The amounts were charged to operations and treated as donated capital.

b)

During the three month period ended December 31, 2006, rent with a fair value of $750 (2005 - $750) was provided at no cost by the President for the use of the Company’s head office. These amounts were charged to operations and treated as donated capital.

c)	At December 31, 2006, the Company was owed $5,989 by the President of the Company for general and administrative expenses.
d)

On December 31, 2006, the Company issued an aggregate of 1,750,000 shares of common stock to three directors of the Company, at a price of $0.01 per share for cash proceeds of $17,500. Refer to Note 6(a).

F–8

Royaltech Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(unaudited)

6.	Common Stock
a)	On December 31, 2006, the Company issued 1,750,000 shares of common stock at a price of $0.01 per share for cash proceeds of $17,500. The proceeds of $17,500 are receivable at December 31, 2006.
b)	On December 31, 2006, the Company issued 250,000 shares of common stock at a price of $0.01 per share for cash proceeds of $2,500. The proceeds of $2,500 are receivable at December 31, 2006.

7.	Commitment

During the year ended September 30, 2005, the Company entered into a licensing agreement with Mr. Kang Zhang (“Zhang”) that granted the Company a license to distribute, promote, market and sell diagnostic test kits and assay techniques for 5 years in exchange for a fee of 12.5% of the factory unit price on kits produced. The factory unit price is the unit price charged for the product to distributors and dealers. The factory unit price consists of the costs of the product, the royalty fee and the Company’s profit and will be agreed upon by the two parties Fees are due within two months subsequent to production. As at December 31, 2006, the Company has not earned any revenues from the test kits.

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

F–9

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following information should be read in conjunction with the financial statements for the three month period ended December 31, 2006 and notes thereto appearing elsewhere in this Form 10-QSB. Unless otherwise indicated or the context otherwise requires, “the Company”, “we”, “us”, “our” and “Royaltech” refer to Royaltech Corp.

Forward-Looking and Cautionary Statements

This report contains certain forward-looking statements that involve risks and uncertainties relating to, among other things, our future financial performance or future events. Forward-looking statements give management’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this Form 10-QSB, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements involve known and unknown risks, estimates, assumptions and uncertainties that could cause actual results to differ materially from the results set forth in this Form 10-QSB. You should not place undue reliance on these forward-looking statements. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:

• limited operating history

• lack of product revenues

• limited marketing experience to develop customers

• ability to raise additional financing

• ability to generate positive cash flow

• uncertainty in regulatory and legal environment in China

• dependence on key personnel

• competitive factor; and

• general economic conditions.

These factors should be considered carefully and readers are cautioned not to place undue reliance on such forward looking statements. These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements

Overview

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

-

Clinically, using the AFP together with AFU Clinical Diagnostic Kit (or using multiple tumor markers including the two) can increase the sensitivity to 85-90% and specificity to 90-99% in making a primary hepatocellular carcinoma diagnosis.

-	Early diagnosis of liver cancer, particularly in patients with liver mass that cannot be differentiated by computer imaging technology.
-	Detects AFP-low or AFP-negative primary hepatocellular carcinoma patients.

-

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

-

1,5-AG testing is superior to the routinely used parameters such as fasting plasma glucose (FPG ) and HbA1c, which are not efficient for determination of daily glucose excursion (Roberson, 1991; Fukumura, 1994).

-

The 1,5-AG level in normal subject serum remains stable, uninfluenced by prandial glucose intake. It can therefore reflect acute episodes of hyperglycaemia more sensitively than HbA1c does, and is correlated with FPG and postprandial hyperglycaemic peaks.

-

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

-

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

-

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

-

Proven to be a fast and easy-to-use clinical diagnosis of hepatocacinoma and gastric cancer for many years. The hospital and clinical prescription of GDPA testing is part of the daily practice routine, like blood sugar testing used for diabetes.

-	Good indicator for HPC gastric cancer monitoring.

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

Plan of Operation

From the date of our incorporation on April 13, 2004 to December 31, 2006, we have been a development stage company that has not generated any revenues. We anticipate that we may generate revenue from operations by the end of 2007.

Our operating expenses are classified primarily into three major categories:

-

professional fees, consists primarily of legal fees and accounting and auditing fees for the year end audit. The amount incurred by us during the three months ended December 31, 2006 was $11,858 compared to $324 for the three months ended December 31, 2005 and $62,833 from inception on April 13, 2004 (inception) to December 31, 2006;

-

management/consulting fees, consist primarily of fees paid by us to Aventech Capital Inc., a company controlled by Chenxi Shi, our President and director. The amount incurred by us during the three months ended December 31, 2006 was $Nil compared to $12,500 for the three months ended December 31, 2005 and $66,500 from inception on April 13, 2004 to December 31, 2006; and

-

rent, general and administrative, consist primarily of the expenses incurred for rent and other administrative expenses. The amount incurred by us during the three months ended December 31, 2006 was $2,808 compared to $4,709 for the three months ended December 31, 2005 and $64,292 from inception on April 13, 2004 to December 31, 2006.

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

Results of Operations

We are a development stage company that from inception to December 31, 2006 has not generated any revenue.

Three Months Ended December 31, 2006

We incurred a net loss of $20,689 for the three month period ended December 31, 2006, compared to a net loss of $21,417 for the three month period ended December 31, 2005. The decrease in the loss was primarily a result of reduction of rent to $750.

Liquidity and Capital Resources

As at December 31, 2006, we had working capital of $60,490 compared to working capital of $78,715 as of September 30, 2006. We did not generate any revenue in the three month period ended December 31, 2006 and we have not generated any revenue since inception to December 31, 2006. We have incurred a loss of $20,689 for the three month period ended December 31, 2006 and accumulated loss of $238,439 since inception to December 31, 2006. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Some of our expenses are denominated in the Chinese Renminbi. The value of the Renminbi fluctuates and is subject to changes in value caused by changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including United States dollars, has been based on rates set by the People’s Bank of China, which are set daily based upon the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since July 2005, the conversion of Renminbi to foreign currencies, including the U.S. dollar, has been pegged against the inter-bank exchange rates or current market rate of a basket of foreign currencies including the United States dollars. As of December 31, 2006, the exchange rate between the Renminbi and the United States dollar was approximately eight (8) Renminbi to every one (1) United States dollar.

There is no assurance that exchange rates between the Renminbi and the U.S. dollar will remain stable. A devaluation of the Renminbi relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. Inflation has not had a material impact on our business.

Capital Resource Requirements

For the next 12 months, if we continue in our current business, we plan to expend a total of approximately $245,000 to $500,000 carrying on our current business and identifying and developing new business opportunities for our company. In addition, we estimate our operating expenses and working capital requirements for the next twelve months to December 31, 2007 to be as follows:

Estimated Expenses to December 31, 2007
Operating expenditures
Marketing	$100,000- $200,000
General and Administrative	$75,000- $100,000
Research and Development	$20,000- $50,000
Working capital	$50,000- $150,000
Total	$245,000-$500,000

There are no assurances that we will be able to obtain the amount required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2006 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Employees

As of December 31, 2006, we have no full time employees. Our directors and officers handle all of the responsibilities in the area of corporate administration, business development and research.

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

As at December 31, 2006, we had an accumulated net loss of $238,439 since inception. We anticipate incurring further significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing products utilizing our technology. There can be no assurance that we will ever operate profitably.

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

The economic policies of the People’s Republic of China could affect our business.=

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

Item 3.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our President and Chief Executive Officer, Mr. Chenxi Shi. Based upon that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended December 31, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(b)           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

(c)           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

PART II – Other Information

Item 1.	Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3.	Default upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

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

10.4	Investment Agreement dated January 10, 2006 between Royaltech Corp. and Hong Sheng for 30,000 shares (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
10.5	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
10.6	Pro-Forma Invoice dated December 22, 2004 from China Westerprises Canada Holdings to Royaltech Corp. (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
10.7	Pro-Forma Invoice dated August 11, 2005 from China Westerprises Canada Holdings to Royaltech Corp. (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
(31)	Section 302 Certification
31.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALTECH CORP.

By:	/s/ Chenxi Shi

Chenxi Shi

President, Chief Executive Officer and Director

(Principal Executive Officer, Principal Financial

Officer and Principal Accounting Officer)

Date: March 2, 2007