Form 10QSB
period 2007-03-31
ROYALTECH CORP.
filed 2007-05-16
CIK 1352884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

15,023,800 shares of common stock issued and outstanding as of May 14, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

These financial statements have been prepared by Royaltech Corp. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2007, and its results of operations, stockholders’ equity, and its cash flows for the six month period ended March 31, 2007 and for the period from inception (April 13, 2004) to March 31, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-KSB filed on February 16, 2007.

CW1189806.1

Royaltech Corp.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	March 31, 2007 $	September 30, 2006 $

ASSETS

Current Assets

Cash and cash equivalents	34,718	19,051
Due from related party (Note 4(c))	5,744	75
Short-term investments (Note 3)	4,480	65,315
Other receivables	786	–
Prepaid expenses	2,600	–

Total Current Assets	48,328	84,441

Property and Equipment	351	624

Total Assets	48,679	85,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	2,701	4,054
Accrued liabilities	–	1,672

Total Liabilities	2,701	5,726

Commitments and Contingencies (Notes 1 and 6)

Stockholders’ Equity

Common Stock: Authorized: 50,000,000 common shares, par value $0.0001 Issued and outstanding: 15,023,800 shares (September 30, 2006 - 13,023,800)	1,502	1,302

Additional Paid-in Capital	286,336	266,536

Stock Subscriptions Receivable (Note 5)	(17,500)	–

Donated Capital (Notes 4(a) and (b))	57,750	47,250

Accumulated Other Comprehensive Loss	–	(17,999)

Deficit Accumulated During the Development Stage	(282,110)	(217,750)

Total Stockholders’ Equity	45,978	79,339

Total Liabilities and Stockholders’ Equity	48,679	85,065

(The accompanying notes are an integral part of these financial statements)

Royaltech Corp.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Accumulated from April 13, 2004 (Date of Inception) to March 31, 2007 $	For the Three Months Ended March 31, 2007 $	For the Three Months Ended March 31, 2006 $	For the Six Months Ended March 31, 2007 $	For the Six Months Ended March 31, 2006 $

Revenue	–	–	–	–	–

Expenses

Consulting	66,500	–	–	–	12,500
Donated services (Note 4(a))	49,000	4,500	4,500	9,000	9,000
Foreign exchange loss (gain)	(1,275)	(964)	28	(325)	(17)
General and administrative	34,843	551	680	2,609	1,339
Professional fees	78,302	15,469	23,402	27,327	23,726
Rent (Note 4(b))	30,750	750	4,050	1,500	8,100

Total Expenses	258,120	20,306	32,660	40,111	54,648

Other Income (Expense)

Interest income (Expense)	1,714	50	633	(834)	1,204
Loss on sale of investment securities (Note 3(e))	(3,384)	(1,095)	–	(1,095)	–
‘Other-than-temporary’ decline in value of investment securities	(22,320)	(22,320)	–	(22,320)	–

Net Loss	(282,110)	(43,671)	(32,027)	(64,360)	(53,444)

Other Comprehensive Loss

Unrealized loss on investment securities	–	–	(400)	–	(400)

Comprehensive Loss	(282,110)	(43,671)	(32,427)	(64,360)	(53,844)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		15,024,000	13,024,000	14,013,000	13,024,000

(The accompanying notes are an integral part of these financial statements)

Royaltech Corp.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the Six Months Ended March 31, 2007 $	For the Six Months Ended March 31, 2006 $

Operating Activities

Net loss for the period	(64,360)	(53,444)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	273	197
Donated services and rent	10,500	10,500
Loss on sale of trading securities	1,095	–
‘Other-than-temporary’ decline in value of investment securities	22,320	–

Changes in operating assets and liabilities:
Other receivables	(786)	–
Accounts payable and accrued liabilities	(3,025)	(3,017)
Short-term investments	642	(361)
Due from related party	(5,669)	–
Prepaid expenses	(2,600)	18,815

Net Cash Flows Used in Operating Activities	(41,610)	(27,310)

Investing Activities

Purchase of property and equipment	–	(1,095)
Purchase of short-term investments	–	(22,762)
Proceeds from sale of short-term investments	54,777	–

Net Cash Flows Provided By (Used in) Investing Activities	54,777	(23,857)

Financing Activities

Proceeds from issuance of common stock	2,500	–

Net Cash provided by Financing Activities	2,500	–

Increase (Decrease) in Cash and Cash Equivalents	15,667	(51,167)

Cash and Cash Equivalents – Beginning of Period	19,051	102,737

Cash and Cash Equivalents – End of Period	34,718	51,570

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

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

The Company is in the development stage with management devoting most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at March 31, 2007, the Company has accumulated losses of $282,110 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company has not produced any revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is September 30.

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

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary. Accordingly, the Company recognized an unrealized loss on investment of $22,320 for the period ended March 31, 2007, as the fair value of the investment was below the carrying value for excess of one year.

f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the six month period ended March 31, 2007, the Company had no items that represented a comprehensive loss. As at March 31, 2006, the Company’s only component of comprehensive loss was unrealized holding losses on available for sale securities.

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

The fair values of financial instruments which include cash and cash equivalents, short-term investments, amounts due from a related party, other receivables, accounts payable, and accrued liabilities, were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

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

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company undertakes foreign currency translations in Canadian dollars and Chinese Renminbi. At March 31, 2007, the exchange rate for one Canadian dollar was $0.8655 USD. For the six month period ended March 31, 2007, the average exchange rate for one Canadian dollar was $0.86632 USD (March 31, 2006 - $0.85923). At March 31, 2007, the exchange rate for one Chinese Renminbi was $0.1295 USD. For the six month period ended March 31, 2007, the average exchange rate for one Chinese Renminbi was $0.12816 USD (March 31, 2006 – $0.12406). The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) using the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

o)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

(The accompanying notes are an integral part of these financial statements)

Royaltech Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(unaudited)

o)	Recent Accounting Pronouncements (continued)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

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

3.	Short-Term Investments
a)

On March 15, 2006, the Company purchased equity securities classified as available-for-sale for $26,800. At March 31, 2007, the Company wrote down the investments to their fair value as the decline in fair value was other-than-temporary. Accordingly, the Company recognized an unrealized loss on investment of $22,320.

b)

On April 10, 2006, the Company purchased equity securities classified as available-for-sale for $1,400. During the six month period ended March 31, 2007, the Company sold the securities and realized a loss of $865.

(The accompanying notes are an integral part of these financial statements)

Royaltech Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(unaudited)

3.	Short-Term Investments (continued)
c)

On May 17, 2006, the Company purchased equity securities classified as available-for-sale for $4,291 (CDN$5,000). During the six month period ended March 31, 2007, the Company sold the securities and realized a gain of$135 (CDN$159).

d)

On May 17, 2006, the Company purchased equity securities classified as available-for-sale for $22,332. During the year ended September 30, 2006, the Company sold securities with an original cost of $13,976 and recognized a loss of $2,289. During the six month period ended March 31, 2007, the Company sold the remaining securities with an original cost of $8,356 and recognized a loss of $365.

4.	Related Party Transactions
a)

During the six month period ended March 31, 2007, consulting services with a fair value of $9,000 (March 31, 2006 - $9,000) was contributed by the President, Vice-President, and a Director of the Company. The amounts were charged to operations and treated as donated capital.

b)

During the six month period ended March 31, 2007, rent with a fair value of $1,500 (March 31, 2006 - $1,500) was provided at no cost by the President for the use of the Company’s head office. These amounts were charged to operations and treated as donated capital.

c)	At March 31, 2007, the Company was owed $5,744 by the President of the Company for general and administrative expenses.
d)

On March 31, 2007, the Company issued an aggregate of 1,750,000 shares of common stock to three directors of the Company, at a price of $0.01 per share for cash proceeds of $17,500. Refer to Note 5(a).

5.	Common Stock
a)	On December 31, 2006, the Company issued 1,750,000 shares of common stock at a price of $0.01 per share for proceeds of $17,500. At March 31, 2007, the proceeds of $17,500 are receivable.
b)	On December 31, 2006, the Company issued 250,000 shares of common stock at a price of $0.01 per share for proceeds of $2,500.
6.	Commitments

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

(The accompanying notes are an integral part of these financial statements)

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following information should be read in conjunction with the financial statements for the six month period ended March 31, 2007 and notes thereto appearing elsewhere in this Form 10-QSB. Unless otherwise indicated or the context otherwise requires, “the Company”, “we”, “us”, “our” and “Royaltech” refer to Royaltech Corp.

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

Plan of Operation

From the date of our incorporation on April 13, 2004 to March 31, 2007, we have been a development stage company that has not generated any revenues. We anticipate that we may generate revenue from operations by the end of 2007.

Our operating expenses are classified primarily into three major categories:

-

professional fees, consists primarily of legal fees and accounting and auditing fees for the year end audit. The amount incurred by us during the three months ended March 31, 2007 was $15,469 compared to $23,402 for the three months ended December 31, 2005 and $78,302 from inception on April 13, 2004 (inception) to March 31, 2007;

-

management/consulting fees, consist primarily of fees paid by us to Aventech Capital Inc., a company controlled by Chenxi Shi, our President and director. The amount incurred by us during the three months ended March 31, 2007 was $Nil compared to $Nil for the three months ended December 31, 2005 and $66,500 from inception on April 13, 2004 to March 31, 2007; and

-

rent, general and administrative, consist primarily of the expenses incurred for rent and other administrative expenses. The amount incurred by us during the three months ended March 31, 2007 was $1,301 compared to $4,730 for the three months ended December 31, 2005 and $65,593 from inception on April 13, 2004 to March 31, 2007.

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

Results of Operations

We are a development stage company that from inception to March 31, 2007 has not generated any revenue.

Three Months Ended March 31, 2007

We incurred a net loss of $43,671 for the three month period ended March 31, 2007, compared to a net loss of $32,027 for the three month period ended March 31, 2005. The decrease in the loss was primarily a result of reduction of rent to $750 and a decrease in the professional fees incurred.

Liquidity and Capital Resources

As at March 31, 2007, we had working capital of $45,627 compared to working capital of $78,715 as of September 30, 2006. We did not generate any revenue in the three month period ended March 31, 2007 and we have not generated any revenue since inception to March 31, 2007. We have incurred a loss of $43,671 for the three month period ended March 31, 2007 and accumulated loss of $282,110 since inception to March 31, 2007. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Some of our expenses are denominated in the Chinese Renminbi. The value of the Renminbi fluctuates and is subject to changes in value caused by changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including United States dollars, has been based on rates set by the People’s Bank of China, which are set daily based upon the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since July 2005, the conversion of Renminbi to foreign currencies, including the U.S. dollar, has been pegged against the inter-bank exchange rates or current market rate of a basket of foreign currencies including the United States dollars. As of March 31, 2007, the exchange rate between the Renminbi and the United States dollar was approximately 7.67 Renminbi to every one United States dollar.

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

Employees

As of March 31, 2007, we have no full time employees. Our directors and officers handle all of the responsibilities in the area of corporate administration, business development and research.

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

As at March 31, 2007, we had an accumulated net loss of $282,110 since inception. We anticipate incurring further significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing products utilizing our technology. There can be no assurance that we will ever operate profitably.

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

Fluctuation of the Renminbi, the Chinese currency, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in China’s political and economic conditions. Since July, 2005, exchange of the Renminbi into foreign currencies, including United States dollars, has been pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of May 3, 2007, the exchange rate between the Renminbi and the United States dollar was 7.67 Renminbi to every one United States dollar. There is substantial pressure on the government of China to appreciate the pegged value of the Renminbi against the United States dollar. If the Reminbi appreciates against the US dollar (i.e the amount of Renmimbi required to purchase one US dollar increases) , then repatriation of our earnings, if any, into US dollars will be a positive addition provide our company with more US currency.

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

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our President and Chief Executive Officer, Mr. Chenxi Shi. Based upon that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended March 31, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Date: May _____, 2007