Form 10QSB/A
period 2007-06-30
ROYALTECH CORP.
filed 2007-08-14
CIK 1352884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(514) 867-9829
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,252,425 shares of common stock issued and outstanding as of August 14, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

These financial statements have been prepared by Royaltech Corp. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2007, and its results of operations, stockholders’ equity, and its cash flows for the six month period ended June 30, 2007 and for the period from inception (April 13, 2004) to June 30, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-KSB filed on February 16, 2007.

Royaltech Corp.

(A Development Stage Company)

June 30, 2007

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Royaltech Corp.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	June 30,	September 30,
	2007	2006
	$	$
	(unaudited)

ASSETS

Current Assets

Cash and cash equivalents	40,446	19,051
Due from related party	–	75
Short-term investments (Note 3)	25,086	65,315
Other receivables	1,280	–
Prepaid expenses	3,274	–

Total Current Assets	70,086	84,441

Property and Equipment	213	624

Total Assets	70,299	85,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	581	4,054
Accrued liabilities	–	1,672
Due to related party (Note 4(c))	28	–

Total Liabilities	609	5,726

Commitments and Contingencies (Notes 1 and 6)

Stockholders’ Equity

Common Stock: Authorized: 50,000,000 common shares, par value $0.0001 Issued and outstanding: 17,252,425 shares (September 30, 2006 - 13,023,800)	1,725	1,302

Additional Paid-in Capital	308,399	266,536

Stock Subscriptions Receivable (Note 5(b))	(12,500)	–

Donated Capital (Notes 4(a) and (b))	63,000	47,250

Accumulated Other Comprehensive Loss	–	(17,999)

Deficit Accumulated During the Development Stage	(290,934)	(217,750)

Total Stockholders’ Equity	69,690	79,339

Total Liabilities and Stockholders’ Equity	70,299	85,065

Royaltech Corp.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Accumulated
	from	For the	For the	For the	For the
	April 13, 2004	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Consulting	66,500	–	–	–	12,500
Donated services (Note 4(b))	53,500	4,500	4,500	13,500	13,500
Foreign exchange loss	(2,708)	(1,433)	(628)	(1,758)	(645)
General and administrative	35,401	558	929	3,167	2,268
Professional fees	81,157	2,855	9,660	30,182	33,386
Rent (Note 4(b))	31,500	750	4,050	2,250	12,150

Total Expenses	265,350	7,230	18,511	47,341	73,159

Other Income (Expense)

Interest income (expense)	1,800	86	1,031	(748)	2,235
Loss on sale of investment securities	(3,384)	–	(2,289)	(1,095)	(2,289)
‘Other-than-temporary’ decline in value of investment securities	(24,000)	(1,680)	–	(24,000)	–

Net Loss	(290,934)	(8,824)	(19,769)	(73,184)	(73,213)

Other Comprehensive Loss

Unrealized loss on investment securities	–	–	(18,515)	17,999	(18,515)

Comprehensive Loss	(290,934)	(8,824)	(38,284)	(55,185)	(91,728)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	(0.01)

Weighted Average Shares Outstanding		15,048,000	13,024,000	14,358,000	13,024,000

(The accompanying notes are an integral part of these financial statements)

F–

Royaltech Corp.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	$	$

Operating Activities

Net loss for the period	(73,184)	(73,213)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	411	334
Donated services and rent	15,750	15,750
Loss on sale of trading securities	1,095	2,289
‘Other-than-temporary’ decline in value of investment securities	24,000	–

Changes in operating assets and liabilities:
Other receivables	(1,280)	–
Accounts payable and accrued liabilities	(5,145)	(5,886)
Short term investments	642	(768)
Due from related party	103	–
Prepaid expenses	(3,274)	21,047

Net Cash Flows Used in Operating Activities	(40,882)	(40,447)

Investing Activities

Purchase of property and equipment	–	(1,095)
Purchase of short-term investments	–	(47,740)
Proceeds from sale of short-term investments	54,777	11,687

Net Cash Flows Provided By (Used in) Investing Activities	54,777	(37,148)

Financing Activities

Proceeds from issuance of common stock	7,500	–

Net Cash provided by financing activities	7,500	–

Increase (Decrease) in Cash and Cash Equivalents	21,395	(77,595)

Cash and Cash Equivalents – Beginning of Period	19,051	102,737

Cash and Cash Equivalents – End of Period	40,446	25,142

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

Non-Cash Investing and Financing Activities

Issuance of common stock for short-term investment	22,286	–

(The accompanying notes are an integral part of these financial statements)

F–

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

The Company is in the development stage with management devoting most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at June 30, 2007, the Company has accumulated losses of $290,934 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

F–

Royaltech Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Principles (continued)
	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

e)	Short-Term Investments

The Company accounts for its investments in debt and equity securities under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The Company’s investment in private and publicly traded equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value through comprehensive income.

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

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary. Accordingly, for the three months ended June 30, 2007 the Company recognized an unrealized loss on investment of $1,680 for other than temporary decline in fair value.

f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the nine month period ended June 30, 2007, the Company had no items that represented a comprehensive loss. As at June 30, 2006, the Company’s only component of comprehensive loss was unrealized holding losses on available-for-sale securities.

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

F–

Royaltech Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Principles (continued)
	h)	Financial Instruments

The fair values of financial instruments which include cash and cash equivalents, short-term investments, other receivables, amounts due to / from a related party, accounts payable, and accrued liabilities, were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

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

The Company records all research and development costs in accordance with SFAS No. 2 “Accounting for Research and Development Costs”. All research and development costs are expensed as they are incurred, until such time as the research and development outcome is proven for commercial use, at which time the costs are capitalized and amortized. This accounting policy is prospective as to date, the Company has not incurred any research and development costs.

k)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company undertakes foreign currency translations in Canadian dollars and Chinese Renminbi. At June 30, 2007, the exchange rate for one Canadian dollar was $0.9443 USD. For the nine month period ended June 30, 2007, the average exchange rate for one Canadian dollar was $0.88089 USD (June 30, 2006 - $0.8697). At June 30, 2007, the exchange rate for one Chinese Renminbi was $0.1315 USD. For the nine month period ended June 30, 2007, the average exchange rate for one Chinese Renminbi was $0.12891 USD (June 30, 2006 – $0.12436). The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

F–

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

F–

Royaltech Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Principles (continued)
	o)	Recent Accounting Pronouncements (continued)

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
a)

On March 15, 2006, the Company purchased equity securities classified as available-for-sale for $26,800. At June 30, 2007, the Company wrote down the investments to their fair value as an other-than-temporary decline has occurred. Accordingly, the Company recognized an unrealized loss on investment of $24,000.

b)

On April 10, 2006, the Company purchased equity securities classified as available-for-sale for $1,400. During the nine month period ended June 30, 2007, the Company sold the securities and realized a loss of $865.

c)

On May 17, 2006, the Company purchased equity securities classified as available-for-sale for $4,291 (CDN$5,000). During the nine month period ended June 30, 2007, the Company sold the securities and realized a gain of $135 (CDN$159).

d)

On May 17, 2006, the Company purchased equity securities classified as available-for-sale for $22,332. During the year ended September 30, 2006, the Company sold securities with an original cost of $13,976 and recognized a loss of $2,289. During the nine month period ended June 30, 2007, the Company sold the remaining securities with an original cost of $8,356 and recognized a loss of $365.

e)

On June 30, 2007, the Company issued an aggregate of 2,228,625 shares of common stock at a fair value of $0.01 per share to thirty three individuals, in exchange for an aggregate of 2,971,500 shares of common stock in Ville Mobile Technologies Corp., a private company incorporated under the laws of Delaware. The common shares acquired represent 16.53% of the issued and outstanding shares of Ville Mobile Technologies Corp.

F–

Royaltech Corp.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(unaudited)

4.	Related Party Transactions
a)

During the nine month period ended June 30, 2007, consulting services with a fair value of $13,500 (June 30, 2006 - $13,500) was contributed by the President, Vice-President, and a Director of the Company. The amounts were charged to operations and treated as donated capital.

b)

During the nine month period ended June 30, 2007, rent with a fair value of $2,250 (June 30, 2006 - $2,250) was provided at no cost by the President for the use of the Company’s head office. These amounts were charged to operations and treated as donated capital.

c)	At June 30, 2007, the Company was indebted to the President of the Company for $28 for general and administrative expenses incurred on behalf of the Company.
d)

On March 31, 2007, the Company issued an aggregate of 1,750,000 shares of common stock to three directors of the Company, at a price of $0.01 per share for cash proceeds of $17,500. Refer to Note 5(b).

5.	Common Stock
a)

On June 30, 2007, the Company issued 2,228,625 shares of common stock at a fair value of $0.01 per share in exchange for an aggregate of 2,971,500 shares of common stock in Ville Mobile Technologies Corp. Refer to Note 3(f).

b)	On December 31, 2006, the Company issued 1,750,000 shares of common stock at a price of $0.01 per share for proceeds of $17,500. At June 30, 2007, proceeds of $12,500 are receivable.
c)	On December 31, 2006, the Company issued 250,000 shares of common stock at a price of $0.01 per share for proceeds of $2,500.

6.	Commitment

During the year ended September 30, 2005, the Company entered into a licensing agreement with Mr. Kang Zhang (“Zhang”) that granted the Company a license to distribute, promote, market and sell diagnostic test kits and assay techniques for 5 years in exchange for a fee of 12.5% of the factory unit price on kits produced. The factory unit price is the unit price charged for the product to distributors and dealers. The factory unit price consists of the costs of the product, the royalty fee and the Company’s profit and will be agreed upon by the two parties Fees are due within two months subsequent to production. As at June 30, 2007, the Company has not earned any revenues from the test kits.

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

F–

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The following information should be read in conjunction with the financial statements for the six month period ended June 30, 2007 and notes thereto appearing elsewhere in this Form 10-QSB. Unless otherwise indicated or the context otherwise requires, “the Company”, “we”, “us”, “our” and “Royaltech” refer to Royaltech Corp.

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

Product Overview

We have obtained the non-exclusive right to manufacture and market four clinical diagnostic techniques/kits which were developed by Mr. Kang Zhang after years of research and development. These techniques/kits have been approved by the Chinese government after a series of clinical testing and meet the regulations of various Chinese State agencies. We also have the first right to manufacture and market any future products that are currently under development. We expect that all of our products may become available for sale in December 2007.

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

Plan of Operation

From the date of our incorporation on April 13, 2004 to June 30, 2007, we have been a development stage company that has not generated any revenues. We anticipate that we may generate revenue from operations by the end of 2007.

Our operating expenses are classified primarily into three major categories:

-

professional fees, consists primarily of legal fees and accounting and auditing fees for the year end audit. The amount incurred by us during the three months ended June 30, 2007 was $2,855 compared to $9,660 for the three months ended June 30, 2006 and $81,157 from inception on April 13, 2004 (inception) to June 30, 2007;

-

management/consulting fees, consist primarily of fees paid by us to Aventech Capital Inc., a company controlled by Chenxi Shi, our President and director. The amount incurred by us during the three months ended June 30, 2007 was $Nil compared to $Nil for the three months ended June 30, 2006 and $66,500 from inception on April 13, 2004 to June 30, 2007; and

-

rent, general and administrative, consist primarily of the expenses incurred for rent and other administrative expenses. The amount incurred by us during the three months ended June 30, 2007 was $750 compared to $4,050 for the three months ended June 30, 2006 and $31,500 from inception on April 13, 2004 to June 30, 2007.

With the filing of our Amended Form SB-2 on July 14, 2006 which became effective on November 3, 2006, we are taking the initial steps in “going public” and accessing the public markets. We are doing this both from an investor relations standpoint, so that our shareholders may have some liquidity in their investment in the event that a public market develops for our securities; and from a desire to make our company more readily able to attract future financing. We received approval for our common stock to be quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board on June 29, 2007 with the symbol of “RYTE”.

On a going-forward basis, we anticipate that our annual legal and accounting/audit expenses as a result of “going public” will be approximately $20,000 annually, which will primarily consist of the costs associated with our continuous disclosure and financial reporting obligations.

Results of Operations

We are a development stage company that from inception to June 30, 2007 has not generated any revenue.

Three Months Ended June 30, 2007

We incurred a net loss of $8,824 for the three month period ended June 30, 2007, compared to a net loss of $19,769 for the three month period ended June 30, 2006. The decrease in the loss was primarily a result of reduction of rent to $750 and a decrease in the professional fees incurred.

Liquidity and Capital Resources

As at June 30, 2007, we had working capital of $69,477 compared to working capital of $78,715 as of June 30, 2006. We did not generate any revenue in the three month period ended June 30, 2007 and we have not generated any revenue since inception to June 30, 2007. We have incurred a loss of $8,824 for the three month period ended June 30, 2007 and accumulated loss of $290,934 since inception to June 30, 2007. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Some of our expenses are denominated in the Chinese Renminbi. The value of the Renminbi fluctuates and is subject to changes in value caused by changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including United States dollars, has been based on rates set by the People’s Bank of China, which are set daily based upon the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since July 2005, the conversion of Renminbi to foreign currencies, including the U.S. dollar, has been pegged against the inter-bank exchange rates or current market rate of a basket of foreign currencies including the United States dollars. As of June 30, 2007, the exchange rate between the Renminbi and the United States dollar was approximately 7.67 Renminbi to every one United States dollar.

There is no assurance that exchange rates between the Renminbi and the U.S. dollar will remain stable. A devaluation of the Renminbi relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. Inflation has not had a material impact on our business.

Capital Resource Requirements

For the next 12 months, if we continue in our current business, we plan to expend a total of approximately $245,000 to $500,000 carrying on our current business and identifying and developing new business opportunities for our company. In addition, we estimate our operating expenses and working capital requirements for the next nine months to December 31, 2007 to be as follows:

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

Employees

As of June 30, 2007, we have no full time employees. Our directors and officers handle all of the responsibilities in the area of corporate administration, business development and research.

We expect that we may need to add two to three new administrative employees within the next three to six months, and we expect this to increase the amount of money our company spends on salaries. We are also presently searching to contract for technical consulting services and technical support with and from McGill University and various biotechnology firms located in Montreal.

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

We have a limited operating history. We currently anticipate that we may introduce our first four products to the Chinese marketplace by December 31, 2007. Accordingly, we have a very limited operating history and we face all of the risks and uncertainties encountered by such early development-stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any start-up company. Due to our limited history, predictions of our future performance are very difficult.

As at June 30, 2007, we had an accumulated net loss of $290,934 since inception. We anticipate incurring further significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing products utilizing our technology. There can be no assurance that we will ever operate profitably.

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

Fluctuation of the Renminbi, the Chinese currency, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in China’s political and economic conditions. Since July, 2005, exchange of the Renminbi into foreign currencies, including United States dollars, has been pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of August 7, 2007, the exchange rate between the Renminbi and the United States dollar was 7.57 Renminbi to every one United States dollar. There is substantial pressure on the government of China to appreciate the pegged value of the Renminbi against the United States dollar. If the Reminbi appreciates against the US dollar (i.e the amount of Renmimbi required to purchase one US dollar increases), then repatriation of our earnings, if any, into US dollars will be a positive addition provide our company with more US currency.

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

There is currently no active trading market for our common stock and such a market may not develop or be sustained. Our common stock recently received approval to be quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board with the symbol of “RYTE”. The OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. Even though our common stock is quoted on the OTC Bulletin Board, a public market for our common stock may not develop, then investors will not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies. As we are a development stage company such fluctuations may negatively affect the market price of our common stock.

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

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our President and Chief Executive Officer, Mr. Chenxi Shi. Based upon that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended June 30, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2007, we issued an aggregate of 2,228,625 shares of our common stock to 33 individuals, in exchange for an aggregate of 2,971,500 shares of common stock in Ville Mobile Technologies Corp., a company incorporated under the laws of Delaware. The 2,971,500 shares of common stock in Ville Mobile Technologies Corp. we acquired represent 16.53% of the issued and outstanding shares of Ville Mobile Technologies Corp. We issued 2,228,625 shares of our common stock to thirty three (33) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

Item 3. Default upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On August 8, 2007, Mr. Victor I.H. Sun resigned as a director and vice president of our company due to other personal commitments. Dr. Chun Xu, one of our other directors, will serve as our vice president until his successor is found.

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

10.4	Investment Agreement dated January 10, 2006 between Royaltech Corp. and Hong Sheng for 30,000 shares (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
10.5	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
10.6	Pro-Forma Invoice dated December 22, 2004 from China Westerprises Canada Holdings to Royaltech Corp. (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
10.7	Pro-Forma Invoice dated August 11, 2005 from China Westerprises Canada Holdings to Royaltech Corp. (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
(21)	Subsidiaries of the registrant - none
(31)	Section 302 Certification
31.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALTECH CORP.

By:	/s/ Chenxi Shi

Chenxi Shi

President, Chief Executive Officer and Director

(Principal Executive Officer, Principal Financial

Officer and Principal Accounting Officer)

Date: August 14, 2007