Form 10KSB
period 2007-09-30
ROYALTECH CORP.
filed 2008-01-15
CIK 1352884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________to________________

Commission file number 000-52716

ROYALTECH CORP.
(Name of small business issuer in its charter)

Delaware	98-0445019
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification
organization)	No.)

1855 Talleyrand, Suite 203A, Brossard, QC Canada	J4W 2Y9
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (514) 867-9829

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.[ ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes[ ] No[ ]

ii

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X]

State issuer’s revenues for its most recent fiscal year. $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 11, 2008.
8,302,425 common shares @ $0.12 (1) = $996,291
(1) Closing Price paid by purchasers on January 11, 2008

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes[ ]No[ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 17,252,425 common shares as of January 11, 2008

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A

Transitional Small Business Disclosure Format (Check one): Yes[ ] No[X]

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED SEPTEMBER 30, 2007

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward Looking Statements.

This report contains certain forward-looking statements that involve risks and uncertainties relating to, among other things, our future financial performance or future events. Forward-looking statements give management’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this Form 10-KSB, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements involve known and unknown risks, estimates, assumptions and uncertainties that could cause actual results to differ materially from the results set forth in this Form 10-KSB. You should not place undue reliance on these forward-looking statements. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:

  limited operating history
  lack of product revenues
  limited marketing experience to develop customers
  ability to raise additional financing
  ability to generate positive cash flow
  uncertainty in regulatory and legal environment in China
  dependence on key personnel
  competitive factor; and
  general economic conditions.

These factors should be considered carefully and readers are cautioned not to place undue reliance on such forward looking statements. These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements

As used in this annual report, the terms “we”, “us”, “our company”, and “Royaltech” means Royaltech Corp. and its subsidiaries unless otherwise indicated. All dollar amounts in this annual report are expressed in US dollars unless otherwise indicated.

Introduction

We are a Delaware Corporation established to capitalize on the emerging biomedical industry in the People’s Republic of China by developing clinical diagnostic techniques/kits for application in the diagnosis of common diseases such hepatocarcinoma, gastrocarcinoma, diabetes and hepatobiliary disorders.

Corporate History

We were incorporated in the State of Delaware on April 13, 2004. Royaltech is based in Montreal, QC, Canada and our principal business is the developing, manufacturing and marketing of innovative biotech products that are applied in medical diagnosis. We have obtained the rights to manufacture and distribute several proprietary product lines of clinical diagnostic techniques/kits for hepatocacinoma, diabetes, gastrocacinoma and hepatobliary disorders. Our company is in the development stage with management devoting most of its activities to developing a market for our products and services. We have not manufactured or distributed any of the proprietary products we intend to market.

Product Overview

We have obtained the non-exclusive right to manufacture and market four clinical diagnostic techniques/kits which were developed by Mr. Kang Zhang after years of research and development. These techniques/kits have been approved by the Chinese government after a series of clinical testing and meet the regulations of various Chinese State agencies. We also have the first right to manufacture and market any future products that are currently under development. We have not manufactured or marketed these products. We anticipate that all of our products may become available for sale in the fiscal year ending December 31, 2008.

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

Compliance with Government Regulation

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

Research and Development Expenditures

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

Employees

As of September 30, 2007, we have no full time employees. Our directors and officers handle all of the responsibilities in the area of corporate administration, business development and research.

We expect that we may need to add two to three new administrative employees within the next three to six months, and we expect this to increase the amount of money our company spends on salaries. We are also presently searching to contract for technical consulting services and technical support with and from McGill University and various biotechnology firms located in Montreal.

Subsidiaries

None.

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

Currently, only Mr. Zhang and our technical executives have the knowledge of such proprietary techniques and formulas from which our clinical diagnostic kits are made. We support Mr. Zhang in undertaking improvements of our current kits, and his ongoing work in the research and development pipeline. We anticipate being able to commercialize Mr. Zhang’s efforts over the ensuing two to three years.

ITEM 2. DESCRIPTION OF PROPERTY.

Executive Offices

Our executive and head offices are located at 1855 Talleyrand, Suite 203A, Brossard, Quebec, Canada. The offices are provided to us at no charge by Mr. Chenxi Shi. We also have a main business address at 201 Terry Fox, Verdun, Quebec, Canada. These 500 square foot premises are provided to us at a cost of CDN $1,100 per month, with the term expiring on August 31, 2006. The lease was not renewed, but we will remain in the premises without charge for the time being. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are approved for quotation on the OTC Bulletin Board under the symbol “RYTE”. Our CUSIP number is 780766 10 4.” The transfer agent and registrar for our common stock is Intercontinental Registrar & Transfer Agency Inc. of Boulder City, Nevada, located at Suite 1, 900 Buchanan Blvd, Boulder City, Nevada 89005, telephone: 702.293.6717.

Our common stock recently received approval on June 21, 2007 to be quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board with the symbol of “RYTE”. The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal year ended September 30, 2007. The bid information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	Bid High*	Bid Low*
June 30, 2007	<>	<>
September 30, 2007	0.51	0.06

Holders of our Common Stock

As of January 14, 2008, there were 102 registered stockholders holding 17,252,425 shares of our issued and outstanding common stock.

Dividend Policy

During the year ended September 30, 2007, we did not pay any cash dividends to any holders of our equity securities. We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

Since our last quarter ended September 30, 2007, we have completed the following unregistered sales of our securities:

1.

On September 30, 2007, we issued an aggregate of 2,228,625 shares of our common stock to 33 individuals, in exchange for an aggregate of 2,971,500 shares of common stock in Ville Mobile Technologies Corp., a company incorporated under the laws of Delaware. The 2,971,500 shares of common stock in Ville Mobile Technologies Corp. we acquired represent 16.53% of the issued and outstanding shares of Ville Mobile Technologies Corp. We issued 2,228,625 shares of our common stock to 33 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

From the date of our incorporation on April 13, 2004 to September 30, 2007, we have been a development stage company that has not generated any revenues. We anticipate that we may generate revenue from operations by the end of 2007.

Our operating expenses are classified primarily into three major categories:

  professional fees, consists primarily of legal fees and accounting and auditing fees for the year end audit;

  management/consulting fees, consist primarily of fees paid by us to Aventech Capital Inc., a company controlled by Chenxi Shi, our President and director; and

  rent, general and administrative, consist primarily of the expenses incurred for rent and other administrative expenses.

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

On a going-forward basis, we anticipate that our annual legal and accounting/audit expenses as a result of “going public” will be approximately $70,000 annually, which will primarily consist of the costs associated with our continuous disclosure and financial reporting obligations.

Cash Requirements

Our estimated expenses for the next 12 months are as follows:

Expense	Cost
Marketing	$100,000 – 200,000
General and Administrative	$75,000 – 100,000
Research and Development	$20,000 – 50,000
Working Capital	$50,000 – 50,000

Total	$245,000 – 400,000

We recorded a net loss of $98,996 for the year ended September 30, 2007 and have an accumulated deficit of $316,746 since inception. As at the date of this Annual Report we had cash of approximately $42,507 and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $400,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next 12 months and will need to obtain further financing to fund our operations. See “Future Financings”, below.

RESULTS OF OPERATIONS

Summary of Year End Results

		Year Ended September 30
					Percentage
		2007		2006	Increase /
					(Decrease)
Revenue	$	Nil	$	Nil	N/A
Expenses		70,441		87,581	(19.57%	)
Net Loss		$(98,996)		$(87,623)	12.98%

Revenue
We are a development stage company that from inception to September 30, 2007 has not generated any revenue.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended September 30
			Percentage
	2007	2006	Increase /
			(Decrease)
Consulting	$15,000	$12,500	20.00%
Donated services	15,000	18,000	(16.67%	)
General and administrative	3,687	3,269	12.79%
Professional fees	37,519	39,475	(4.96%	)
Rent	3,000	15,100	(80.13%	)
Total Expenses	$70,411	$87,581	(19.60%	)

We incurred a net loss of $98,996 for the 12-month period ended September 30, 2007, compared to a net loss of $87,623 for the 12-month period ended September 30, 2006. The decrease in the loss was primarily a result of reductions in our rent expenses and professional fees.

Liquidity and Financial Condition

Working Capital

			Percentage
	At September 30, 2007	At September 30, 2006	Increase / (Decrease)
Current Assets	$44,297	84,441	(47.54%	)
Current Liabilities	8,032	5,726	40.27%
Working Capital Surplus (Deficit)	$36,265	78,715	(53.93%	)

As at September 30, 2007, we had working capital of $58,560 compared to working capital of $78,715 as of September 30, 2006. We did not generate any revenue in the 12-month period ended September 30, 2007 and we have not generated any revenue since inception to September 30, 2007. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Some of our expenses are denominated in the Chinese Renminbi. The value of the Renminbi fluctuates and is subject to changes in value caused by changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including United States dollars, has been based on rates set by the People’s Bank of China, which are set daily based upon the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since July 2005, the conversion of Renminbi to foreign currencies, including the U.S. dollar, has been pegged against the inter-bank exchange rates or current market rate of a basket of foreign currencies including the United States dollars. As of September 30, 2007, the exchange rate between the Renminbi and the United States dollar was approximately $0.1334 United States dollars to every one Renminbi.

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

Risks Relating to Our Business

Because we plan to market our products mainly in China, our success depends upon the development of China’s biomedical industry.

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

The Chinese markets in which we plan to market our products are intensely competitive. We anticipate additional competition to come from the increasing number of new market entrants who have developed, or are developing potentially, competitive products. We anticipate that we will face increasing competition from numerous sources, including, large state owned companies and other entities with the technical capabilities and expertise, which would encourage them to develop and commercialize competitive products.

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

We have a limited operating history. We currently anticipate that we may introduce our first four products to the Chinese marketplace in the fiscal year ending December 31, 2008. Accordingly, we have a very limited operating history and we face all of the risks and uncertainties encountered by such early development-stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any start-up company. Due to our limited history, predictions of our future performance are very difficult.

As at September 30, 2007, we had an accumulated net loss of $316,746 since inception. We anticipate incurring further significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing products utilizing our technology. There can be no assurance that we will ever operate profitably.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2007, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

In their report dated January 9, 2007, our independent auditors stated that our financial statements for the year ended September 30, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our officers and directors (and their affiliates) and principal shareholders, in aggregate, beneficially own approximately 57.76% of the issued and outstanding shares of our common stock. As a result, our officers and directors have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

While China’s economy has experienced significant growth in the past 20 years, such growth has been uneven, both geographically and across various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but such measures may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations.

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

Fluctuation of the Renminbi, the Chinese currency, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in China’s political and economic conditions. Since July, 2005, exchange of the Renminbi into foreign currencies, including United States dollars, has been pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. At September 30, 2007, the exchange rate between the Renminbi and the United States dollar was $0.1334 United States dollar to every one Renminbi. There is substantial pressure on the government of China to appreciate the value of the Renminbi against the United States dollar. If the Reminbi appreciates against the US dollar (i.e the amount of Renmimbi required to purchase one US dollar increases), then repatriation of our earnings, if any, into US dollars will be a positive addition provide our company with more US currency.

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

  fluctuations in our operating results; announcements of partnerships or technological collaborations, innovations or new products by us or our competitors;
  changes in government regulations;
  developments in patent or other proprietary rights;
  public concern as to the safety of drugs developed by us or others;
  the results of clinical studies or trials by us, any partners we may have or our competitors;
  litigation;
  general stock market and economic conditions;
  number of shares available for trading (float);
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

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (“FINRA”). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above for a discussion of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all of our planned operations, we may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock with a par value of $0.0001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

ITEM 7. FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Royaltech Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Royaltech Corp. (A Development Stage Company) as of September 30, 2007 and 2006 and the related statements of operations, cash flows and stockholders’ equity for the years then ended and accumulated from April 13, 2004 (Date of Inception) to September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Royaltech Corp. (A Development Stage Company) as of September 30, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and accumulated from April 13, 2004 (Date of Inception) to September 30, 2007, in conformity with accounting principles generally accepted in the United States.

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

/s/ Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

January 9, 2008

Royaltech Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	September 30,	September 30,
	2007	2006
	$	$
ASSETS
Current Assets
Cash and cash equivalents	42,507	19,051
Due from related party	–	75
Short-term investments (Note 3(e))	–	65,315
Other receivables	1,790	–
Total Current Assets	44,297	84,441
Long-Term Investments (Note 3(e))	22,286	–
Property and Equipment (Note 4)	77	624
Total Assets	66,660	85,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	5,320	4,054
Accrued liabilities	184	1,672
Due to related party (Note 6(c))	2,528	–
Total Liabilities	8,032	5,726
Commitments and Contingencies (Notes 1 and 8)
Stockholders’ Equity
Common Stock:
Authorized: 50,000,000 common shares, par value $0.0001
Issued and outstanding: 17,252,425 common shares
(2006 - 13,023,800 common shares)	1,725	1,302
Additional Paid-in Capital	308,399	266,536
Donated Capital (Notes 6(a) and (b))	65,250	47,250
Accumulated Other Comprehensive Loss	–	(17,999)
Deficit Accumulated During the Development Stage	(316,746)	(217,750)
Total Stockholders’ Equity	58,628	79,339
Total Liabilities and Stockholders’ Equity	66,660	85,065

(The accompanying notes are an integral part of these financial statements)

Royaltech Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated
	from
	April 13, 2004	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to September 30,	September 30,	September 30,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

Consulting	81,500	15,000	12,500
Donated services (Note 6(a))	55,000	15,000	18,000
Foreign exchange loss	(4,715)	(3,765)	(763)
General and administrative	35,921	3,687	3,269
Professional fees	88,494	37,519	39,475
Rent (Note 6(b))	32,250	3,000	15,100

Total Expenses	288,450	70,441	87,581

Loss before other Income (Expenses)	(288,450)	(70,441)	(87,581)

Other Income (Expense)

Interest income (Expense)	1,888	(660)	2,247
Loss on sale of investment securities	(3,384)	(1,095)	(2,289)
Impairment loss on investment securities	(26,800)	(26,800)	–

Net Loss	(316,746)	(98,996)	(87,623)

Other Comprehensive Loss

Unrealized loss on investment securities	–	–	(17,999)

Comprehensive Loss	(316,746)	(98,996)	(105,622)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		15,081,000	13,024,000

(The accompanying notes are an integral part of these financial statements)

Royaltech Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated
	from
	April 13, 2004	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to September 30,	September 30,	September 30,
	2007	2007	2006
	$	$	$

Operating Activities
Net loss for the period	(316,746)	(98,996)	(87,623)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	1,018	547	471
Donated services and rent	65,250	18,000	21,000
Loss on sale of investment securities	3,384	1,095	2,289
Impairment loss on investment securities	26,800	26,800	–
Issuance of common shares for services	130,403	12,500	–
Changes in operating assets and liabilities:
Other receivables	(1,790)	(1,790)	–
Accounts payable and accrued liabilities	5,504	(222)	(6,374)
Accrued interest	–	642	(460)
Due from related party	2,528	2,603	(75)
Prepaid expenses	–	–	24,600
Net Cash Flows Used in Operating Activities	(83,649)	(38,821)	(46,172)
Investing Activities
Purchase of property and equipment	(1,095)	–	(1,095)
Purchase of short-term investments	(148,371)	–	(99,829)
Proceeds from sale of short-term investments	118,187	54,777	63,410

Net Cash Flows Provided by (Used in) Investing Activities	(31,279)	54,777	(37,514)
Financing Activities
Proceeds from issuance of common stock	157,435	7,500	–
Net Cash Provided by financing activities	157,435	7,500	–
Increase (Decrease) in Cash and Cash Equivalents	42,507	23,456	(83,686)
Cash and Cash Equivalents – Beginning of Period	–	19,051	102,737
Cash and Cash Equivalents – End of Period	42,507	42,507	19,051
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–
Non-Cash Investing and Financing Activities
Issuance of common shares for short-term investment	22,286	22,286	–
Issuance of common shares for services	12,500	12,500	–

(The accompanying notes are an integral part of these financial statements)

Royaltech Corp.
(A Development Stage Company)
Statement of Stockholders’ Equity
From April 13, 2004 (Date of Inception) to September 30, 2007
(Expressed in U.S. dollars)

							Deficit
					Accumulated		Accumulated
			Additional		Other		During
	Common		Paid-In	Subscription	Comprehensive	Donated	Development
	Stock	Amount	Capital	Receivable	Loss	Capital	Stage	Total
	#	$	$	$	$	$	$	$
Balance – April 13, 2004 (Date of
Inception)	–	–	–	–	–	–	–	–
Common stock issued for cash at
$0.0001 per share	9,500,000	950	–	(270)	–	–	–	680
Common stock issued for cash at
$0.10 per share	276,300	28	27,602	(1,000)	–	–	–	26,630
Common stock issued for bonus at
$0.10 per share	9,300	1	929	–	–	–	–	930
Share issue costs	–	–	(7,196)	–	–	–	–	(7,196)
Donated services and rent	–	–	–	–	–	6,250	–	6,250
Net loss for the period	–	–	–	–	–	–	(10,846)	(10,846)
Balance – September 30, 2004	9,785,600	979	21,335	(1,270)	–	6,250	(10,846)	16,448
Common stock issued for market
research at $0.07 per share	350,000	35	24,965	–	–	–	–	25,000
Common stock issued for consulting
services at $0.07 per share	250,000	25	17,475	–	–	–	–	17,500
Common stock issued for consulting
services at $0.08 per share	320,000	32	23,968	–	–	–	–	24,000
Common stock issued for consulting
services at $0.07 per share	350,000	35	24,965	–	–	–	–	25,000
Common stock issued for rent at
$0.07 per share	300,000	30	21,970	–	–	–	–	22,000
Common stock issued for a bonus
at $0.10 per share	154,650	15	15,450	–	–	–	–	15,465
Common stock issued for cash at
$0.10 per share	1,478,550	148	147,707	–	–	–	–	147,855
Common stock issued for services at
$0.10 per share	30,000	3	2,997	–	–	–	–	3,000
Common stock issued for office
supplies at $0.09 per share	5,000	–	472	–	–	–	–	472
Share issue costs	–	–	(34,768)	–	–	–	–	(34,768)
Subscriptions received	–	–	–	1,270	–	–	–	1,270
Donated services and rent	–	–	–	–	–	20,000	–	20,000
Net loss for the year	–	–	–	–	–	–	(119,281)	(119,281)
Balance – September 30, 2005	13,023,800	1,302	266,536	–	–	26,250	(130,127)	163,961

(The accompanying notes are an integral part of these financial statements)

Royaltech Corp.
(A Development Stage Company)
Statement of Stockholders’ Equity
From April 13, 2004 (Date of Inception) to September 30, 2007
(Expressed in U.S. dollars)

							Deficit
					Accumulated		Accumulated
			Additional		Other		During
	Common		Paid-In	Subscription	Comprehensive	Donated	Development
	Stock	Amount	Capital	Receivable	Loss	Capital	Stage	Total
	#	$	$	$	$	$	$	$
Balance – September 30, 2005	13,023,800	1,302	266,536	–	–	26,250	(130,127)	163,961
Donated services and rent	–	–	–	–	–	21,000	–	21,000
Unrealized loss on short-term
investments	–	–	–	–	(17,999)	–	–	(17,999)
Net loss for the year	–	–	–	–	–	–	(87,623)	(87,623)
Balance – September 30, 2006	13,023,800	1,302	266,536	–	(17,999)	47,250	(217,750)	79,339
Shares issued for cash at $0.01 per
share	750,000	75	7,425	–	–	–	–	7,500
Shares issued for services at $0.01
per share	1,250,000	125	12,375	–	–	–	–	12,500
Shares issued to acquire shares of a
private company at $0.01 per share	2,228,625	223	22,063	–	–	–	–	22,286
Donated services and rent	–	–	–	–	–	18,000	–	18,000
Unrealized loss on short-term
investments recognized as an
impairment loss	–	–	–	–	17,999	–	–	17,999
Net loss for the year	–	–	–	–	–	–	(98,996)	(98,996)
Balance – September 30, 2007	17,252,425	1,725	308,399	–	–	65,250	(316,746)	58,628

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

The Company is in the development stage with management devoting most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at September 30, 2007, the Company has accumulated losses of $316,746 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plans for the next twelve months are to focus on the development of a market for its products and services and estimates that cash requirements of approximately $400,000 will be required for development and administration costs and to fund working capital. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected expenses for the next twelve months.

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

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	d)	Investments

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

Royaltech Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	e)	Short-Term Investments (continued)

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary. During the year ended September 30, 2007, the Company’s short-term investment became permanently impaired and the Company realized a loss of $26,800.

	f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the year ended September 30, 2007, the Company had no items that represented a comprehensive loss. As at September 30, 2006, the Company’s only component of comprehensive loss was unrealized holding losses on available-for-sale securities which amounted to $17,999.

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

The fair values of financial instruments which include cash and cash equivalents, short-term investments, other receivables, amounts due to and from a related party, and accounts payable and accrued liabilities, were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

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

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company undertakes foreign currency translations in Canadian dollars and Chinese Renminbi. At September 30, 2007, the exchange rate for one Canadian dollar was $1.0081 USD. For the year ended September 30, 2007, the average exchange rate for one Canadian dollar was $0.89976 USD (September 30, 2006 - $0.87542). At September 30, 2007, the exchange rate for one Chinese Renminbi was $0.1334 USD. For the year ended September 30, 2007, the average exchange rate for one Chinese Renminbi was $0.1298 USD (September 30, 2006 – $0.12469). The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

	o)	Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Royaltech Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	o)	Recently Issued Accounting Pronouncements (continued)

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

	p)	Recently Adopted Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 in fiscal 2007 did not have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's future reported financial position or results of operations.

3.	Short-Term Investments

a)

On March 15, 2006, the Company purchased equity securities classified as available-for-sale for $26,800. At September 30, 2007, the Company wrote down the investments to their fair value as an other-than-temporary decline has occurred. Accordingly, the Company recognized an impairment loss on investment securities of $26,800.

b)

On April 10, 2006, the Company purchased equity securities classified as available-for-sale for $1,400. During the year ended September 30, 2007, the Company sold the securities and realized a loss of $865.

c)

On May 17, 2006, the Company purchased equity securities classified as available-for-sale for $4,291 (CDN$5,000). During the year ended September 30, 2007, the Company sold the securities and realized a gain of $135 (CDN$159).

d)

On May 17, 2006, the Company purchased equity securities classified as available-for-sale for $22,332. During the year ended September 30, 2006, the Company sold securities with an original cost of $13,976 and recognized a loss of $2,289. During the year ended September 30, 2007, the Company sold the remaining securities with an original cost of $8,356 and recognized a loss of $365.

Royaltech Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

3.	Short-Term Investments (continued)

e)

On June 30, 2007, the Company issued an aggregate of 2,228,625 shares of common stock at $0.01 per share to thirty three (33) individuals, in exchange for an aggregate of 2,971,500 shares of common stock in Ville Mobile Technologies Corp., a private company incorporated under the laws of Delaware. The shares acquired represent 16.53% of the issued and outstanding shares of Ville Mobile Technologies Corp.

4.	Property and Equipment

	Cost	Accumulated	September 30,	September 30,
	$	Amortization	2007	2006
		$	Net Book	Net Book
			Value	Value
			$	$
Computer Equipment	1,095	1,018	77	624

5.	Accrued Liabilities

Accrued liabilities consists of amounts owing for professional fees of $184 (2006 - $1,672).

6.	Related Party Transactions

a)

During the year ended September 30, 2007, consulting services with a fair value of $15,000 (2006 - $18,000) was contributed by the President, Vice-President, and a Director of the Company. The amounts were charged to operations and treated as donated capital. During the year ended September 30, 2007, the Company recorded $15,000 of consulting fees for services provided by the President and Vice-President and the Company ceased to record donated services for the President and Vice-President commencing July 1, 2007.

b)

During the year ended September 30, 2007, rent with a fair value of $3,000 (2006 - $3,000) was provided at no cost by the President for the use of the Company’s head office. These amounts were charged to operations and treated as donated capital.

c)

At September 30, 2007, the Company was indebted to the President of the Company for $2,528 (2006 - $nil) for expenses incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

	d)	On December 31, 2006, the Company issued 500,000 shares of common stock to a director of the Company, at a price of $0.01 per share for cash proceeds of $5,000. Refer to Note 7(b).

e)

On December 31, 2006, the Company issued an aggregate of 1,250,000 shares of common stock to the President and a director of the Company, at a price of $0.01 per share for services provided to the Company. Refer to Note 7(c).

7.	Common Stock

a)

On June 30, 2007, the Company issued 2,228,625 shares of common stock at a price of $0.01 per share in exchange for an aggregate of 2,971,500 shares of common stock in Ville Mobile Technologies Corp. The shares issued were valued using the most recent cash sale of shares. Refer to Note 3(e).

	b)	On December 31, 2006, the Company issued 750,000 shares of common stock at a price of $0.01 per share for proceeds of $7,500.

c)

On December 31, 2006, the Company issued an aggregate of 1,250,000 shares of common stock to the President and a director of the Company, at a price of $0.01 per share for services provided to the Company.

Royaltech Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

8.	Commitment

During the year ended September 30, 2005, the Company entered into a licensing agreement with Mr. Kang Zhang (“Zhang”) that granted the Company a license to distribute, promote, market and sell diagnostic test kits and assay techniques for 5 years in exchange for a fee of 12.5% of the factory unit price on kits produced. The factory unit price is the unit price charged for the product to distributors and dealers. The factory unit price consists of the costs of the product, the royalty fee and the Company’s profit and will be agreed upon by the two parties Fees are due within two months subsequent to production. As at September 30, 2007, the Company has not earned any revenues from the test kits.

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

9.	Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $251,400 available to offset taxable income in future years which expire through fiscal 2027. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	September 30,	September 30,
	2007	2006
	$	$
Income tax recovery at statutory rate	(34,600)	(29,800)
Permanent differences	6,500	7,000
Temporary difference - impairment loss	7,360
Capital losses	200	800
Valuation allowance change	20,540	22,000
Provision for income taxes	–	–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities are as follows:

	September 30,	September 30,
	2007	2006
	$	$
Net operating loss carryforward	77,540	57,000
Valuation allowance	(77,540)	(57,000)
Net deferred income tax asset	–	–

Royaltech Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

9.	Income Taxes (continued)

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Manning Elliott LLP, Certified Public Accountants, has been engaged as the principal independent accountants. There has been no change in our certifying accountant for the past two most recent fiscal years or interim period.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as at September 30, 2007, which is the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our chief executive officer and chief financial officer, Chenxi Shi. Based on this evaluation, Mr. Shi has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information.

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS , CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

As at September 30, 2007, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date of Appointment
Chenxi Shi	President and Chief Executive Officer and Director	40	April 2004
Chun Xu	Vice-President and Director	47	April 2004
Louis H. Ladouceur	Corporate Development and Public Affair Officer and Director	64	April 2004
Kang Zhang	Biomedical Technology Officer	66	April 2004
John B. Richardson	Medical Officer	68	April 2004

Name	Position	Age	Date of Appointment
Edward Beshlian	Marketing Officer	68	April 2004

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Chenxi Shi, President, Chief Executive Officer and Director

Mr. Shi is one of the founding directors and has served as the Chairman of the Board of the Directors since founding our company in April, 2004. Mr. Shi has over 10 years of work experience in computer technology and business management. Mr. Shi has held various technical and managerial positions from entry level to the corporate senior. Mr. Shi has worked in Northern Jiaotong University, Beijing Jiada Technologies Company, Legend Computer Group Co. (Lenovo) and Investors Group of Canada. Mr. Shi received his Bsc in computer sciences from Northern Jiaotong University and MBA from Peking University. Mr. Shi is also the President, Treasury and Director of News of China, Inc., a Delaware company whose common stock is quoted on the Over the Counter Bulletin Board.

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

Louis H. Ladouceur, Corporate Development and Public Affair Officer and Director

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

Kang Zhang, Biomedical Technology Officer

Mr. Zhang joined the company in April, 2004 as Biomedical Technology Officer and has over 40 years of experiences in clinical laboratory diagnostic practice and researches. He has held technical positions in hospitals and research labs during his 30 some year clinical practice, including such as director of the central laboratory and director of the clinical laboratory diagnostic department of Shanghai Sailors Hospital. Mr. Zhang has also been appointed as a member of the editorial boards of China Journal of Clinical Diagnosis, China Journal of Navigation Medicine, and The Journal of Contemporary Clinical Chemistry, and has been publications in more than 20 books and periodicals. Retired from his hospital practice, Mr. Zhang over the past 7-8 years has been involved in the development of laboratory diagnostic techniques and kits, including some of the first in the China market and remain in the frontier of the field worldwide, in particular, those for hepatocacinoma and or gastrocacinoma (AFU, Patent No. CN 1428435A, and GPDA, Patent No. CN 1428436A); for diabetic management (1,5-AG) and for hepatobiliary hyperbilirubinemia (Bc-True TM ).

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

Term of Office

Our directors are appointed indefinitely unless revoked by notice in writing to our corporation or they are removed from the board of directors by a general meeting of stockholders.

Family Relationships

There are no family relationships among our directors or executive officers.

Committees of the Board of Directors

All proceedings of the board of directors for the year from inception to September 30, 2007, were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of the directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Chenxi Shi, at the address appearing on the first page of this annual report.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Chenxi Shi	2	4	N/A
Chun Xu	2	2	N/A
Victor Sun	2	2	N/A

ITEM 10. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended September 30, 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended September 30, 2007 and 2006, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chenxi Shi President & CEO	2007 2006	Nil 12,500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 12,500
Chun Xu VP	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Victor Sun Former VP(1)	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Louis H. Ladouceur Corp Development & PR	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Kang Zhang Biomedical Tech Officer	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
John B. Richardson Medical Officer	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Edward Beshlian Marketing Officer	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) Victor Sun resigned as Vice President and Director on August 8, 2007

As at September 30, 2007, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. During the year ended August 31, 2007, we did not pay any compensation or grant any stock options to our directors.

Employment Contracts

Other than as described below, we are not party to any employment contracts with our directors and officers.

1.

During the 12-month period ended September 30, 2007, consulting services with a fair value of $15,000 (September 30, 2006 - $18,000) was contributed by the President, Vice-President, and a Director of the Company. The amounts were charged to operations and treated as donated capital.

2.

During the 12-month period ended September 30, 2007, rent with a fair value of $3,000 (September 30, 2006 - $3,000) was provided at no cost by the President for the use of the Company’s head office. These amounts were charged to operations and treated as donated capital.

3.	At September 30, 2007, the Company was indebted to the President of the Company for $2,528 (September 30, 2006 – $Nil) for general and administrative expenses incurred on behalf of the Company.

4.	On March 31, 2007, the Company issued an aggregate of 1,750,000 shares of common stock to three directors of the Company, at a price of $0.01 per share for cash proceeds of $17,500.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of January 11, 2008, there were 17,252,425 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Title of Class of Shares	Name and Address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)
	Directors and Officers
common shares	Chenxi Shi 1855 Talleyrand #203A Brossard, QC, Canada	6,150,000(1)	35.65%
common shares	Chun Xu 105 Rue Terry Fox, Ile des Soeurs Montreal, QC, Canada	2,800,000	16.23%
common shares	Directors and Executive Officers as a Group	8,950,000	51.88%

(1)

Regulation S-B under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 11, 2008.

(2)	Based on 17,252,425 shares outstanding as of January 11, 2008.

(3)	Of these, 350,000 are held by Aventech Capital Inc., a company owned by Mr. Shi.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted a stock option plan and have not granted any stock options. Accordingly, no stock based compensation has been recorded to date.

Equity Compensation Plan Information as at September 30, 2007

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	Nil
Equity Compensation Plans not approved by security holders	Nil	N/A	Nil
Total	Nil	N/A	Nil

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the company. The members of our board of directors also act as executive officers so we currently do not have any independent directors.

ITEM 13. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Item Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on February 13, 2006)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
(10)	Material Contracts
10.1	Licensing Agreement dated October 2004 between Royaltech Corp. and Mr. Kang Zhang (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)

10.2	Investment Agreement dated January 10, 2006 between Royaltech Corp. and Aventech Capital Inc. for 350,000 shares (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
10.3	Investment Agreement dated January 10, 2006 between Royaltech Corp. and Alliance PKU Management Consultants Ltd for 350,000 shares (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
10.4	Investment Agreement dated January 10, 2006 between Royaltech Corp. and Hong Sheng for 30,000 shares (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
10.5	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
10.6	Pro-Forma Invoice dated December 22, 2004 from China Westerprises Canada Holdings to Royaltech Corp. (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
10.7	Pro-Forma Invoice dated August 11, 2005 from China Westerprises Canada Holdings to Royaltech Corp. (incorporated by reference from our Registration Statement on Form SB- 2 filed on February 13, 2006)
(21)	Subsidiaries of the registrant - none
(31)	Section 302 Certification
31.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended September 30, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our annual report on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	September 30, 2007	September 30, 2006
Audit Fees and Audit Related Fees	$14,665	$12,250
Tax Fees	165.90	Nil
All Other Fees	Nil	Nil
Total	$14,830.90	$12,250

Policy on Pre-Approval by the Board of Services Performed by Independent Auditors

We do not use Manning Elliott LLP (“Manning Elliott”) for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Manning Elliott to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Manning Elliott is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our board of directors; or,

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Manning Elliott and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALTECH CORP.

By	/s/ Chenxi Shi
Chenxi Shi
President, Chief Executive Officer and Director
Principal Executive Officer and Principal Financial Officer
January 15, 2008