Form 10QSB
period 2007-12-31
ROYALTECH CORP.
filed 2008-02-14
CIK 1352884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________to _____________

Commission file number 000-52716

ROYALTECH CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0445019
State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1855 Talleyrand, Suite 203A, Brossard, QC, Canada J4W 2Y9
(Address of principal executive offices)

(514) 867-9829
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ] No [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ] No [  X  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes [     ] No [     ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:• shares of common stock issued and outstanding as of February •, 2008.

Transitional Small Business Disclosure Format (Check one):   Yes [     ] No [ X ]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

These financial statements have been prepared by Royaltech Corp. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2007, and its results of operations, stockholders’ equity, and its cash flows for the three month period ended December 31, 2007 and for the period from inception (April 13, 2004) to December 31, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-KSB filed on January 15, 2008.

Royaltech Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 30,	September 30,
	2007	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	28,754	42,507
Other receivables	1,875	1,790
Total Current Assets	30,629	44,297
Long-Term Investments (Note 3)	22,286	22,286
Property and Equipment (Note 4)	–	77
Total Assets	52,915	66,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	2,444	5,320
Accrued liabilities (Note 5)	15,088	184
Due to related party (Note 6(c) and (d))	11,528	2,528
Total Liabilities	29,060	8,032
Commitments and Contingencies (Notes 1 and 7)
Stockholders’ Equity
Common Stock:
Authorized: 50,000,000 common shares, par value $0.0001
Issued and outstanding: 17,252,425 common shares	1,725	1,725
Additional Paid-in Capital	308,399	308,399
Donated Capital (Notes 6(a) and (b))	66,000	65,250
Deficit Accumulated During the Development Stage	(352,269)	(316,746)
Total Stockholders’ Equity	23,855	58,628
Total Liabilities and Stockholders’ Equity	52,915	66,660

(The accompanying notes are an integral part of these financial statements)

Royaltech Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated
	from	For the	For the
	April 13, 2004	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to December 31,	December 31,	December 31,
	2007	2007	2006
	$	$	$
Revenue	–	–	–
Expenses
Consulting (Note 6(a))	90,500	9,000	–
Donated services (Note 6(a))	55,000	–	4,500
Foreign exchange (gain) loss	(4,999)	(284)	639
General and administrative	42,627	6,706	2,058
Professional fees	107,871	19,377	11,858
Rent (Note 6(b))	33,000	750	750
Total Expenses	323,999	35,549	19,805
Loss before other Income (Expenses)	(323,999)	(35,549)	(19,805)
Other Income (Expense)
Interest income (Expense)	1,914	26	(884)
Loss on sale of investment securities	(3,384)	–	–
Impairment loss on investment securities	(26,800)	–	–
Net Loss	(352,269)	(35,523)	(20,689)
Other Comprehensive Loss
Unrealized loss on investment securities	–	–	(2,922)
Comprehensive Loss	(352,269)	(35,523)	(23,611)
Net Loss Per Share – Basic and Diluted		–	–
Weighted Average Shares Outstanding		17,252,000	13,046,000

(The accompanying notes are an integral part of these financial statements)

Royaltech Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2007	2006
	$	$
Operating Activities
Net loss for the period	(35,523)	(20,689)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	77	136
Donated services and rent	750	5,250
Changes in operating assets and liabilities:
Other receivables	(85)	(236)
Accounts payable and accrued liabilities	12,028	5,311
Accrued interest	–	642
Due from related party	9,000	(5,914)
Net Cash Flows Used in Operating Activities	(13,753)	(15,500)
Investing Activities
Proceeds from sale of short-term investments	–	41,626
Net Cash Flows Provided by Investing Activities	–	41,626
Effect of exchange rate changes on cash	–	199
Increase (Decrease) in Cash	(13,753)	26,325
Cash – Beginning of Period	42,507	19,051
Cash – End of Period	28,754	45,376
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–
Non-Cash Investing and Financing Activities
Issuance of common shares for long-term investment	–	–
Issuance of common shares for services	–	12,500

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

The Company is in the development stage with management devoting most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at December 31, 2007, the Company has accumulated losses of $352,269 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2007, included in the Company’s Annual Report on Form 10-KSB dated January 9, 2008 and filed with the SEC on January 15, 2008.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2007 and September 30, 2007, and the consolidated results of its operations and cash flows for the three months ended December 31, 2007 and 2006. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the three month period ended December 31, 2007, the Company had no items that represented a comprehensive loss. For the three month period ended December 31, 2006, the only component of comprehensive loss was unrealized losses on available-for-sale investments which amounted to $2,922.

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

The fair values of financial instruments which include cash and cash equivalents, short-term investments, other receivables, amounts due to related parties, and accounts payable and accrued liabilities, were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

Royaltech Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

	i)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No.128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if- converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company undertakes foreign currency translations in Canadian dollars and Chinese Renminbi. At December 31, 2007, the exchange rate for one Canadian dollar was $1.0194 USD. For the three month period ended December 31, 2007, the average exchange rate for one Canadian dollar was $1.0211 USD (December 31, 2006 - $0.87871). At December 31, 2007, the exchange rate for one Chinese Renminbi was $0.1371 USD. For the three month period ended December 31, 2007, the average exchange rate for one Chinese Renminbi was $0.13472 USD (December 31, 2006 – $0.12733). The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	l)	Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No.104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by us exist and collectibility is reasonable assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. This policy is prospective in nature, as the Company has not yet generated any revenues.

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

	o)	Recently Issued Accounting Pronouncements

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

	p)	Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

3.	Long-Term Investments

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

Royaltech Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

4.	Property and Equipment

	Cost	Accumulated	December 31,	September 30,
	$	Amortization	2007	2007
		$	Net Book	Net Book
			Value	Value
			$	$
			(unaudited)
Computer Equipment	1,095	1,095	–	77

5.	Accrued Liabilities

Accrued liabilities of $15,088 (September 30, 2007 - $184) consists of amounts owing for professional fees.

6.	Related Party Transactions

a)

During the three month period ended December 31, 2007, the Company recorded $9,000 of consulting fees for services provided by the President and Vice-President. During the three month period ended December 31, 2006, consulting services with a fair value of $4,500 was contributed by the President, Vice-President, and a Director of the Company. The amounts were charged to operations and treated as donated capital. Refer to Notes 6(c) and (d).

b)

During the three month period ended December 31, 2007, rent with a fair value of $750 (2006 - $750) was provided at no cost by the President for the use of the Company’s head office. These amounts were charged to operations and treated as donated capital.

c)

At December 31, 2007, the Company was indebted to the President of the Company for $8,528 (September 30, 2007 - $2,528) which consists of $2,528 of expenses incurred on behalf of the Company and $6,000 of consulting fees for services provided to the Company. Refer to Note 6(a). The amount owing is unsecured, non-interest bearing, and due on demand.

d)

At December 31, 2007, the Company was indebted to the Vice President of the Company for $3,000 (September 30, 2007 - $nil) for consulting services provided to the Company. Refer to Note 6(a). The amount owing is unsecured, non-interest bearing, and due on demand.

7.	Commitment

During the year ended September 30, 2005, the Company entered into a licensing agreement with Mr. Kang Zhang (“Zhang”) that granted the Company a license to distribute, promote, market and sell diagnostic test kits and assay techniques for 5 years in exchange for a fee of 12.5% of the factory unit price on kits produced. The factory unit price is the unit price charged for the product to distributors and dealers. The factory unit price consists of the costs of the product, the royalty fee and the Company’s profit and will be agreed upon by the two parties Fees are due within two months subsequent to production. As at December 31, 2007, the Company has not earned any revenues from the test kits.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS.

This quarterly report contains certain forward-looking statements that involve risks and uncertainties relating to, among other things, our future financial performance or future events. Forward-looking statements give management’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this Form 10-QSB, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements involve known and unknown risks, estimates, assumptions and uncertainties that could cause actual results to differ materially from the results set forth in this Form 10-QSB. You should not place undue reliance on these forward-looking statements. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:

•	limited operating history
•	lack of product revenues
•	limited marketing experience to develop customers
•	ability to raise additional financing
•	ability to generate positive cash flow
•	uncertainty in regulatory and legal environment in China
•	dependence on key personnel
•	competitive factor; and
•	general economic conditions.

These factors should be considered carefully and readers are cautioned not to place undue reliance on such forward looking statements. These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements

As used in this quarterly report, the terms “we”, “us”, “our company”, and “Royaltech” means Royaltech Corp. and its subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are expressed in US dollars unless otherwise indicated.

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next 12 months, our results of operations for the three months ended December 31, 2007 and changes in our financial condition from our quarter ended December 31, 2007. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our quarterly report on Form 10-QSB for the quarter ended December 31, 2007.

Anticipated Cash Requirements

Our estimated expenses for the next 12 months are as follows:
Expense	Cost
Marketing	$100,000 – 200,000
General Administration	75,000 – 100,000
Research and Development	20,000 – 50,000
Working Capital	50,000 – 50,000
Total Expenses	$245,000 – 400,000

We recorded a net operating loss of $35,523 for the three months ended December 31, 2007 and have an accumulated deficit of $352,269 since inception. As at December 31, 2007 we had cash of $28,754 and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed business plan and continued operations will be $245,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next 12 months and will need to obtain further financing to fund our operations. See “Future Financings”, below.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended December 31,
			Percentage
	2007	2006	Increase / (Decrease)
Revenue	Nil	Nil	N/A
Expenses	$35,549	$19,805	78.59%
Interest and Dividend Income (Expense)	$26	($884)	N/A
Net Loss	$35,523	$20,689	71.79%

Revenue

We are a development stage company that from inception to December 31, 2007 has not generated any revenue.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Three Months Ended December 31
			Percentage
			Increase /
	2007	2006	(Decrease)
Consulting	$9,000	Nil	N/A
Donated services	Nil	4,500	N/A
General and administrative	6,706	2,058	225.85%
Professional fees	19,377	11,858	63.41%
Rent	750	750	0%
Total Expenses	$35,549	19,805	79.50%

We incurred a net loss of $35,523 for the three month period ended December 31, 2007, compared to a net loss of $20,689 for the three month period ended December 31, 2006. The increase in the loss was primarily a result of increases in our consulting fees and professional fees.

Equity Compensation

As at December 31, 2007, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Liquidity and Financial Condition

Working Capital

			Percentage
	At December 31, 2007	At September 30, 2007	Increase / (Decrease)
Current Assets	$30,629	$44,297	(30.86%	)
Current Liabilities	29,060	8.032	261.80%
Working Capital Surplus (Deficit)	$1,569	36,265	(95.67%	)

Some of our expenses are denominated in the Chinese Renminbi. The value of the Renminbi fluctuates and is subject to changes in value caused by changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including United States dollars, has been based on rates set by the People’s Bank of China, which are set daily based upon the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since July 2005, the conversion of Renminbi to foreign currencies, including the U.S. dollar, has been pegged against the inter-bank exchange rates or current market rate of a basket of foreign currencies including the United States dollars. As of December 31, 2007, the exchange rate between the Renminbi and the United States dollar was approximately $0.14 United States dollars to every one Renminbi.

There is no assurance that exchange rates between the Renminbi and the U.S. dollar will remain stable. A devaluation of the Renminbi relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. Inflation has not had a material impact on our business.

Future Financings

The continuation of our business is dependent upon obtaining further financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

Off-Balance Sheet Arrangements

We have no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. We have not produced any revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. Our fiscal year end is September 30.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We regularly evaluate estimates and assumptions related to donated expenses, stock based compensation expense and deferred income tax asset valuations. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from the our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

We consider all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Investments

We account for our investments in debt and equity securities under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Our investment in private and publicly traded equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value through comprehensive income.

We report investments in debt and marketable equity securities at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. All investment securities are designated as available for sale with unrealized gains and losses included in stockholders' equity. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

We periodically review our investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. When determining whether a decline is other-than-temporary, we examine (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) our intent and ability to retain our investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. We generally believe that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the quarter ended December 31, 2007, the Company had no items that represented a comprehensive loss.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

Basic and Diluted Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.

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

Research and Development

We record all research and development costs in accordance with SFAS No. 2 "Accounting for Research and Development Costs". All research and development costs are expensed as they are incurred, until such time as the research and development outcome is proven for commercial use, at which time the costs are capitalized and amortized. This accounting policy is prospective as to date, we have not incurred any research and development costs.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. We undertake foreign currency translations in Canadian dollars and Chinese Renminbi.

1.	At September 28, 2007, the exchange rate for one Canadian dollar was US $1.00

2.	at October 1, 2007, the exchange rate for one Canadian dollar was US $1.01

3.	For the quarter ended December 31, 2007, the average exchange rate for one Canadian dollar was US $1.01 (December 29, 2006 - $0.86)

4.	At September 30, 2007, the exchange rate for one Chinese Renminbi was US $0.1334

For the quarter ended December 31, 2007, the average exchange rate for one Chinese Renminbi was US $0.1334 (September 30, 2006 – $0.12469)

We have not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by us exist and collectibility is reasonable assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. This policy is prospective in nature, as we have not yet generated any revenues.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We have adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Stock-Based Compensation

We record stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) using the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

We have a limited operating history. We currently anticipate that we may introduce our first four products to the Chinese marketplace in the fiscal year ending September 30, 2008. Accordingly, we have a very limited operating history and we face all of the risks and uncertainties encountered by such early development-stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any start-up company. Due to our limited history, predictions of our future performance are very difficult.

As at December 31, 2007, we had an accumulated net loss of $352,269 since inception. We anticipate incurring further significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing products utilizing our technology. There can be no assurance that we will ever operate profitably.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Fluctuation of the Renminbi, the Chinese currency, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in China’s political and economic conditions. Since July, 2005, exchange of the Renminbi into foreign currencies, including United States dollars, has been pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. At December 31, 2007, the exchange rate between the Renminbi and the United States dollar was $0.1369 United States dollar to every one Renminbi. There is substantial pressure on the government of China to appreciate the value of the Renminbi against the United States dollar. If the Reminbi appreciates against the US dollar (i.e the amount of Renmimbi required to purchase one US dollar increases), then repatriation of our earnings, if any, into US dollars will be a positive addition provide our company with more US currency.

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

We may not be able to obtain regulatory approvals for its products.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out by our principal executive officer and our principal financial officer. Based upon the results of that evaluation, principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this quarterly report, our company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company and our subsidiary is recorded, processed and reported in a timely manner.

Our company’s management, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures, or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company’s small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers and also require two signatures on significant payments. As of December 31, 2007, our company’s board of directors conclude that our company’s system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our company’s internal controls or in other factors that could significantly affect these controls during the most recent quarter ended December 31, 2007, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

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

Date: February 14, 2008