Form 10QSB
period 2008-03-31
ROYALTECH CORP.
filed 2008-05-15
CIK 1352884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[     ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes [   ]  No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,252,425 shares of common stock issued and outstanding as of May 12, 2008

Transitional Small Business Disclosure Format (Check one): Yes [     ]  No [ x ]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

These financial statements have been prepared by Royaltech Corp. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2008, and its results of operations, stockholders’ equity, and its cash flows for the six month period ended March 31, 2008 and for the period from inception (April 13, 2004) to March 31, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-KSB filed on January 15, 2008.

Royaltech Corp.
(A Development Stage Company)
March 31, 2008

Royaltech Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	September 30,
	2008	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	26,644	42,507
Other receivables	2,880	1,790
Total Current Assets	29,524	44,297
Long-Term Investments (Note 3)	22,286	22,286
Property and Equipment (Note 4)	–	77
Total Assets	51,810	66,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	21,177	5,320
Accrued liabilities (Note 5)	–	184
Due to related party (Note 6(c) and (d))	20,591	2,528
Total Liabilities	41,768	8,032
Commitments and Contingencies (Notes 1 and 7)
Stockholders’ Equity
Common Stock:
Authorized: 50,000,000 common shares, par value $0.0001
Issued and outstanding: 17,252,425 common shares	1,725	1,725
Additional Paid-in Capital	308,399	308,399
Donated Capital (Notes 6(a) and (b))	66,750	65,250
Deficit Accumulated During the Development Stage	(366,832)	(316,746)
Total Stockholders’ Equity	10,042	58,628
Total Liabilities and Stockholders’ Equity	51,810	66,660

(The accompanying notes are an integral part of these financial statements)

F–1

Royaltech Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated
	from
	April 13, 2004	For the	For the	For the	For the
	(Date of	Three Months	Three Months	Six Months	Six Months
	Inception)	Ended	Ended	Ended	Ended
	to March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Consulting (Note 6(a))	99,500	9,000	–	18,000	–
Donated services (Note 6(a))	55,000	–	4,500	–	9,000
Foreign exchange (gain) loss	(4,152)	847	(964)	563	(325)
General and administrative	43,943	1,316	551	8,022	2,609
Professional fees	110,521	2,650	15,469	22,027	27,327
Rent (Note 6(b))	33,750	750	750	1,500	1,500

Total Expenses	338,562	14,563	20,306	50,112	40,111

Loss before Other Income (Expense)	(338,562)	(14,563)	(20,306)	(50,112)	(40,111)

Other Income (Expense)

Interest income (Expense)	1,914	–	50	26	(834)
Loss on sale of investment securities	(3,384)	–	(1,095)	–	(1,095)
Impairment loss on investment securities	(26,800)	–	(22,320)	–	(22,320)

Net Loss	(366,832)	(14,563)	(43,671)	(50,086)	(64,360)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		17,252,000	15,024,000	17,252,000	14,013,000

(The accompanying notes are an integral part of these financial statements)

F–2

Royaltech Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	$	$

Operating Activities
Net loss for the period	(50,086)	(64,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	77	273
Donated services and rent	1,500	10,500
Loss on sale of trading securities	–	1,095
‘Other-than-temporary’ decline in value of investment securities	–	22,320
Changes in operating assets and liabilities:
Other receivables	(1,090)	(786)
Accounts payable and accrued liabilities	15,673	(3,025)
Short-term investments	–	642
Due from related party	18,063	(5,669)
Prepaid expenses	–	(2,600)
Net Cash Flows Used in Operating Activities	(15,863)	(41,610)
Investing Activities
Proceeds from sale of short-term investments	–	54,777
Net Cash Flows Provided by Investing Activities	–	54,777
Financing Activities
Proceeds from issuance of common stock	–	2,500
Net Cash Flows Provided by Financing Activities	–	2,500
Increase (Decrease) in Cash	(15,863)	15,667
Cash – Beginning of Period	42,507	19,051
Cash – End of Period	26,644	34,718
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–
Non-Cash Investing and Financing Activities
Issuance of common shares for long-term investment	–	–
Issuance of common shares for services	–	12,500

(The accompanying notes are an integral part of these financial statements)

F–3

Royaltech Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

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

The Company is in the development stage with management devoting most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at March 31, 2008, the Company has a working capital deficit of $12,244 and accumulated losses of $366,832 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2007, included in the Company’s Annual Report on Form 10-KSB filed with the SEC on January 15, 2008.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2008 and September 30, 2007, and the results of its operations and cash flows for the three and six months ended March 31, 2008 and 2007. The results of operations for the three and six months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the six month period ended March 31, 2008 and March 31, 2007, the Company had no items that represented a comprehensive loss.

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

The fair values of financial instruments which include cash, other receivables, accounts payable, accrued liabilities, and amounts due to related parties, were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

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

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company undertakes foreign currency translations in Canadian dollars and Chinese Renminbi. At March 31, 2008, the exchange rate for one Canadian dollar was $0.9742 USD. For the six month period ended March 31, 2008, the average exchange rate for one Canadian dollar was $1.0070 USD (March 31, 2007 - $0.86632). At March 31, 2008, the exchange rate for one Chinese Renminbi was $0.1426 USD. For the six month period ended March 31, 2008, the average exchange rate for one Chinese Renminbi was $0.1377 USD (March 31, 2007 – $0.12816). The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

	o)	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

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

	p)	Recently Adopted Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

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

On June 30, 2007, the Company issued an aggregate of 2,228,625 shares of common stock at $0.01 per share with a fair value of $22,286, in exchange for an aggregate of 2,971,500 shares of common stock in Ville Mobile Technologies Corp., (“Ville Mobile”) a private company incorporated under the laws of Delaware. The shares acquired represent 16.53% of the issued and outstanding shares of Ville Mobile.

F–7

Royaltech Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

4.	Property and Equipment

	Cost	Accumulated	March 31,	September 30,
	$	Amortization	2008	2007
		$	Net Book	Net Book
			Value	Value
			$	$
			(unaudited)
Computer Equipment	1,095	1,095	–	77

5.	Accrued Liabilities

Accrued liabilities of $nil (September 30, 2007 - $184) consists of amounts owing for professional fees.

6.	Related Party Transactions

	a)	During the six month period ended March 31, 2008, the Company recorded $18,000 (March 31, 2007 - $nil) of consulting fees for services provided by the President and Vice-President.

b)

During the six month period ended March 31, 2008, rent with a fair value of $1,500 (2007 - $1,500) was provided at no cost by the President for the use of the Company’s head office. These amounts were charged to operations and treated as donated capital.

c)

At March 31, 2008, the Company was indebted to the President of the Company for $14,591 (September 30, 2007 - $2,528) which consists of $2,591 (September 30, 2007 - $2,528) of expenses incurred on behalf of the Company and $12,000 (September 30, 2007 - $nil) of consulting fees for services provided to the Company. Refer to Note 6(a). The amount owing is unsecured, non-interest bearing, and due on demand.

d)

At March 31, 2008, the Company was indebted to the Vice President of the Company for $6,000 (September 30, 2007 - $nil) for consulting services provided to the Company. Refer to Note 6(a). The amount owing is unsecured, non-interest bearing, and due on demand.

7.	Commitment

During the year ended September 30, 2005, the Company entered into a licensing agreement with Mr. Kang Zhang (“Zhang”) that granted the Company a license to distribute, promote, market and sell diagnostic test kits and assay techniques for 5 years in exchange for a fee of 12.5% of the factory unit price on kits produced. The factory unit price is the unit price charged for the product to distributors and dealers. The factory unit price consists of the costs of the product, the royalty fee and the Company’s profit and will be agreed upon by the two parties Fees are due within two months subsequent to production. As at March 31, 2008, the Company has not earned any revenues from the test kits.

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

F–8

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

INTRODUCTION

We are a Delaware Corporation established on April 13, 2004 to capitalize on the emerging biomedical industry in the People’s Republic of China by developing and manufacturing clinical diagnostic techniques/kits for application in the diagnosis of common diseases such hepatocarcinoma, gastrocarcinoma, diabetes and hepatobiliary disorders. Our company has been in the development stage with management devoting most of its activities to developing a market for our products and services. We have not manufactured or distributed any of the proprietary products we intend to market.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next 12 months, our results of operations for the three months ended March 31, 2008 and changes in our financial condition from our quarter ended March 31, 2008. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our quarterly report on Form 10-QSB for the quarter ended March 31, 2008.

Our estimated expenses for the next 12 months are as follows:
Expense	Cost
Marketing	$100,000 – 200,000
General Administration	75,000 – 100,000
Research and Development	20,000 – 50,000
Working Capital	50,000 – 50,000
Total Expenses	$245,000 – 400,000

As at March 31, 2008 we had cash of $26,644 and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed business plan and continued operations will be between $245,000 to $400,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next 12 months and will need to obtain further financing to fund our operations. See “Future Financings”, below.

RESULTS OF OPERATIONS

Three Months Summary

	Three months ended March 31		Six Months ended March 31
	2008	2007	2008	2007
Revenue	$-	$-	$-	$-
Expenses	14,563	20,306	50,112	40,111
Interest Income (Expense)	-	50	26	(834)
Net Loss	$(14,563)	$(43,671)	$(50,086)	$(64,360)

We incurred a net loss of $14,563 for the three month period ended March 31, 2008, compared to a net loss of $43,671 for the three month period ended March 31, 2007. The decrease in the loss was primarily due to the fact that we took an one time impairment loss on investment securities in the three month period ended March 31, 2007.

Revenue

We are a development stage company that from inception to March 31, 2008 has not generated any revenue.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Three months ended March 31		Six Months ended March 31
Expenses	2008	2007	2008	2007
Consulting	$9,000	$–	$18,000	$–
Donated services	–	4,500	–	9,000
Foreign exchange	847	(964)	563	(325)
(gain) loss
General and	1,316	551	8,022	2,609
administrative

	Three months ended March 31		Six Months ended March 31
Expenses	2008	2007	2008	2007
Professional fees	2,650	15,469	22,027	27,327
Rent	750	750	1,500	1,500
Total Expenses	$14,563	$20,306	$50,112	$40,111

Total operating expenses during the quarter ended March 31, 2008 decreased by approximately 28% compared to the same period in 2007 primarily due to decrease in professional fees.

Equity Compensation

As at March 31, 2008, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Liquidity and Financial Condition

Working Capital

			Percentage
	March 31, 2008	September 30, 2007	Increase / (Decrease)
Current Assets	$29,524.00	$44,297.00	-33.3%
Current Liabilities	41,768.00	8,032.00	420.0%
Working Capital Surplus (Deficit)	$(12,244.00)	$36,265.00	-133.8%

Some of our expenses are denominated in the Chinese Renminbi. The value of the Renminbi fluctuates and is subject to changes in value caused by changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including United States dollars, has been based on rates set by the People’s Bank of China, which are set daily based upon the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since July 2005, the conversion of Renminbi to foreign currencies, including the U.S. dollar, has been pegged against the inter-bank exchange rates or current market rate of a basket of foreign currencies including the United States dollars. As of March 31, 2008, the exchange rate between the Renminbi and the United States dollar was approximately $0.14 United States dollars to every one Renminbi.

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

Summary of Significant Accounting Principles

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. Royaltech has not produced any revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. Our fiscal year end is September 30.

Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended September 30, 2007, included in our annual report on Form 10-KSB filed with the SEC on January 15, 2008.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our financial position at March 31, 2008 and September 30, 2007, and the results of its operations and cash flows for the three and six months ended March 31, 2008 and 2007. The results of operations for the three and six months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Royaltech regularly evaluates estimates and assumptions related to donated expenses, stock-based compensation expense and deferred income tax asset valuations. Royaltech bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

We consider all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Short-Term Investments

Royaltech accounts for its investments in debt and equity securities under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Our investment in private and publicly traded equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value through comprehensive income.

Royaltech reports investments in debt and marketable equity securities at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. All investment securities are designated as available for sale with unrealized gains and losses included in stockholders' equity. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

Management periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. When determining whether a decline is other-than-temporary, Royaltech examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) our intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. We generally believe that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the six month period ended March 31, 2008 and March 31, 2007, Royaltech had no items that represented a comprehensive loss.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Royaltech tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Financial Instruments

The fair values of financial instruments which include cash, other receivables, accounts payable, accrued liabilities, and amounts due to related parties, were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

Basic and Diluted Net Income (Loss) Per Share

Royaltech computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Research and Development

Royaltech records all research and development costs in accordance with SFAS No. 2 "Accounting for Research and Development Costs". All research and development costs are expensed as they are incurred, until such time as the research and development outcome is proven for commercial use, at which time the costs are capitalized and amortized. This accounting policy is prospective as to date, we have not incurred any research and development costs.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Royaltech undertakes foreign currency translations in Canadian dollars and Chinese Renminbi. At March 31, 2008, the exchange rate for one Canadian dollar was $0.9742 USD. For the six month period ended March 31, 2008, the average exchange rate for one Canadian dollar was $1.0070 USD (March 31, 2007 - $0.86632) . At March 31, 2008, the exchange rate for one Chinese Renminbi was $0.1426 USD. For the six month period ended March 31, 2008, the average exchange rate for one Chinese Renminbi was $0.1377 USD (March 31, 2007 – $0.12816) . Royaltech has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Revenue Recognition

Royaltech recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by us exist and collectibility is reasonable assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. This policy is prospective in nature, as Royaltech has not yet generated any revenues.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Royaltech has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 Royaltech is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because Royaltech cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Stock-Based Compensation

Royaltech records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) using the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. Royaltech is currently evaluating the impact of SFAS No. 161 on its financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No.

51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

Recently Adopted Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

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

The Chinese markets in which we plan to market our products are intensely competitive. We anticipate additional competition will come from the increasing number of new market entrants who have developed, or are developing potentially, competitive products. We anticipate that we will face increasing competition from numerous sources, including, large state owned companies and other entities with the technical capabilities and expertise, which would encourage them to develop and commercialize competitive products.

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

Our potential competitors may be able to utilize these advantages to expand their product offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other financing opportunities more readily, and devote greater resources to the marketing and sale of their products.

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

Risks Related to our Company

We commenced our business operations in April, 2004 and we have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, we may not achieve profitable operations and ultimately our business may fail.

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

As at March 31, 2008, we had an accumulated net loss of $366,832 since inception. We anticipate incurring further significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing products utilizing our technology. There can be no assurance that we will ever operate profitably.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended March 31, 2008, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

There is no assurance that we will operate profitably or will generate positive cash flow in the future. We will require additional financing in order to proceed with our business plan and to pay the fees and expenses necessary to become and operate as a public company. Although we plan to obtain additional financing, we currently do not have any arrangements for further financing. We may not be able to obtain additional equity or debt financing on acceptable terms when we need it. Even if financing is available it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

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

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in Royaltech. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of our business more difficult because the lender’s consent will be required before we take certain actions. Similarly the terms of any equity securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in our company, which may reduce the value of your investment.

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

Our officers and directors (and their affiliates) and principal shareholders, in aggregate, beneficially own approximately 51.88% of the issued and outstanding shares of our common stock. As a result, our officers and directors have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control our company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Substantially all of our assets are located in the People’s Republic of China (hereinafter referred to as “China”) and substantially all of our revenue will be derived from operations in China. Accordingly, our operations and future prospects are subject, to a significant extent, to the economic, political and legal developments in China.

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

Capital outflow policies in China may hamper our ability to expand our business and/or operations internationally. China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that it is currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to remit income earned and proceeds received in connection with any off-shore operations or from other financial or strategic transactions we may consummate in the future.

Fluctuation of the Renminbi could materially affect our financial condition and results of operations.

Fluctuation of the Renminbi, the Chinese currency, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in China’s political and economic conditions. Since July, 2005, exchange of the Renminbi into foreign currencies, including United States dollars, has been pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. At March 31, 2008, the exchange rate between the Renminbi and the United States dollar was $0.1426 United States dollar to every one Renminbi. There is substantial pressure on the government of China to appreciate the value of the Renminbi against the United States dollar. If the Reminbi appreciates against the US dollar (i.e the amount of Renmimbi required to purchase one US dollar increases), then repatriation of our earnings, if any, into US dollars will be a positive addition provide our company with more US currency.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our President and Chief Executive Officer, Mr. Chenxi Shi, who performs the functions of our principal executive officer and our principal financial officer. Based on this evaluation, Mr. Shi, our principal executive officer and principal financial officer, has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

Date: May 15, 2008