Form 10QSB
period 2008-06-30
ROYALTECH CORP.
filed 2008-08-14
CIK 1352884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)
[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
1,190,161 shares of common stock issued and outstanding as of August 12, 2008

Transitional Small Business Disclosure Format (Check one): Yes [     ]     No [ x ]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

These financial statements have been prepared by Royaltech Corp. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2008, and its results of operations, stockholders’ equity, and its cash flows for the nine month period ended June 30, 2008 and for the period from inception (April 13, 2004) to June 30, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-KSB filed on January 15, 2008.

Royaltech Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	June 30	September 30
	2008	2007
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	16,757	42,507
Other receivables	3,252	1,790
Prepaid expenses (Note 7(b))	60,000	–
Total Current Assets	80,009	44,297
Long-Term Investments (Note 3)	–	22,286
Property and Equipment (Note 4)	–	77
Total Assets	80,009	66,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	17,194	5,320
Accrued liabilities (Note 5)	6,106	184
Due to related party (Note 6(c) and (d))	30,272	2,528
Total Liabilities	53,572	8,032
Commitments and Contingencies (Notes 1 and 7)
Stockholders’ Equity
Common Stock:
Authorized: 50,000,000 common shares, par value $0.0001
Issued and outstanding: 1,190,161 and 1,150,161common shares respectively	119	115
Additional Paid-in Capital	347,719	310,009
Donated Capital (Notes 6(a) and (b))	67,500	65,250
Deficit Accumulated During the Development Stage	(388,901)	(316,746)
Total Stockholders’ Equity	26,437	58,628
Total Liabilities and Stockholders’ Equity	80,009	66,660

(The accompanying notes are an integral part of these financial statements)

Royaltech Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated
	from
	April 13, 2004	For the	For the	For the	For the
	(Date of	Three Months	Three Months	Nine Months	Nine Months
	Inception)	Ended	Ended	Ended	Ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Consulting (Note 6(a))	108,500	9,000	–	27,000	–
Donated services (Note 6(a))	55,000	–	4,500	–	13,500
Foreign exchange (gain) loss	(4,541)	(389)	(1,433)	174	(1,758)
General and administrative	44,881	938	558	8,999	3,167
Professional fees	122,758	12,237	2,855	34,264	30,182
Rent (Note 6(b))	34,500	750	750	2,250	2,250

Total Expenses	361,098	22,536	7,230	72,687	47,341

Loss Before Other Income (Expenses)	(361,098)	(22,536)	(7,230)	(72,687)	(47,341)

Other Income (Expense)

Interest income (expense)	1,875	(39)	86	26	(748)
Gain (loss) on sale of investment
securities	(2,878)	506	–	506	(1,095)
Impairment loss on investment securities	(26,800)	–	(1,680)	–	(24,000)

Net Loss	(388,901)	(22,069)	(8,824)	(72,155)	(73,184)

Net Loss Per Share – Basic and Diluted		(0.02)	(0.01)	(0.06)	(0.08)

Weighted Average Shares Outstanding		1,161,000	1,003,000	1,154,000	957,200

(The accompanying notes are an integral part of these financial statements)

Royaltech Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	$	$

Operating Activities
Net loss for the period	(72,155)	(73,184)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	77	411
Donated services and rent	2,250	15,750
(Gain) Loss on sale of securities	(506)	1,095
‘Other-than-temporary’ decline in value of investment
securities	–	24,000
Changes in operating assets and liabilities:
Other receivables	(1,462)	(1,280)
Accounts payable and accrued liabilities	17,796	(5,145)
Short-term investments	–	642
Due from related party	27,744	103
Prepaid expenses	–	(3,274)
Net Cash Flows Used in Operating Activities	(26,256)	(40,882)
Investing Activities
Proceeds from sale of short-term investments	506	54,777
Net Cash Flows Provided by Investing Activities	506	54,777
Financing Activities
Proceeds from issuance of common stock	–	7,500
Net Cash Flows Provided by Financing Activities	–	7,500
Increase (Decrease) in Cash	(25,750)	21,395
Cash – Beginning of Period	42,507	19,051
Cash – End of Period	16,757	40,446
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–
Non-Cash Investing and Financing Activities
Issuance of common shares for long-term investment	–	22,286
Issuance of common shares for services	37,714	–
Long-term investment exchanged for services	22,286	–

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

The Company is in the development stage with management devoting most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at June 30, 2008, the Company has an accumulated losses of $388,901 since inception, which raises substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2008 and September 30, 2007, and the results of its operations and cash flows for the nine months ended June 30, 2008 and 2007. The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the nine month period ended June 30, 2008 and June 30, 2007, the Company had no items that represented a comprehensive loss.

	g)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long- lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

The fair values of financial instruments which include cash and cash equivalents, other receivables, accounts payable, accrued liabilities, and amounts due to related parties, were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

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

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company undertakes foreign currency translations in Canadian dollars and Chinese Renminbi. At June 30, 2008, the exchange rate for one Canadian dollar was $0.9807 USD. For the nine-month period ended June 30, 2008, the average exchange rate for one Canadian dollar was $1.0014 USD (June 30, 2007 - $0.88089). At June 30, 2008, the exchange rate for one Chinese Renminbi was $0.1457 USD. For the nine- month period ended June 30, 2008, the average exchange rate for one Chinese Renminbi was $0.1394 USD (June 30, 2007 – $0.12891). The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

o)	Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Royaltech Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

p)	Recently Adopted Accounting Pronouncements (continued)

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

On June 30, 2007, the Company issued an aggregate of 148,575 post reverse split adjusted shares of common stock at $0.15 per share with a fair value of $22,286, in exchange for an aggregate of 2,971,500 shares of common stock in Ville Mobile Technologies Corp., (“Ville Mobile”) a private company incorporated under the laws of Delaware. The shares acquired represent 16.53% of the issued and outstanding shares of Ville Mobile.

In June 2008, the Company transferred the 2,971,000 shares to a consultant at a fair value of $22,286 as partial payment of a deposit to the consultant (see Note 7(b)).

4.	Property and Equipment

	Cost	Accumulated	June 30,	September 30,
	$	Amortization	2008	2007
		$	Net Book Value	Net Book
			$	Value
			(unaudited)	$

Computer equipment	1,095	1,095	–	77

5.	Accrued Liabilities

Accrued liabilities of $6,106 (September 30, 2007 - $184) consists of amounts owing for professional fees.

6.	Related Party Transactions

	a)	During the nine month period ended June 30, 2008, the Company recorded $27,000 (June 30, 2007 - $13,500) of consulting fees for services provided by the President and Vice-President.

b)

During the nine month period ended June 30, 2008, rent with a fair value of $2,250 (June 30, 2007 - $2,250) was provided at no cost by the President for the use of the Company’s head office. These amounts were charged to operations and treated as donated capital.

c)

At June 30, 2008, the Company was indebted to the President of the Company for $21,272 (September 30, 2007 - $2,528) which consists of $3,272 (September 30, 2007 - $2,528) of expenses incurred on behalf of the Company and $18,000 (September 30, 2007 - $nil) of consulting fees for services provided to the Company. Refer to Note 6(a). The amount owing is unsecured, non-interest bearing, and due on demand.

d)

At June 30, 2008, the Company was indebted to the Vice President of the Company for $9,000 (September 30, 2007 - $nil) for consulting services provided to the Company. Refer to Note 6(a). The amount owing is unsecured, non-interest bearing, and due on demand.

Royaltech Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

7.	Commitment

a)

During the year ended September 30, 2005, the Company entered into a licensing agreement with Mr. Kang Zhang (“Zhang”) that granted the Company a license to distribute, promote, market and sell diagnostic test kits and assay techniques for 5 years in exchange for a fee of 12.5% of the factory unit price on kits produced. The factory unit price is the unit price charged for the product to distributors and dealers. The factory unit price consists of the costs of the product, the royalty fee and the Company’s profit and will be agreed upon by the two parties. Fees are due within two months subsequent to production. As at June 30, 2008, the Company has not earned any revenues from the test kits.

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

b)

Pursuant to a letter agreement (the “Agreement”) dated June 8, 2008, the Company has engaged a consultant to assist it to merge with or acquire a company with net assets over $10 million. The Company agreed to pay the consultant $180,000 cash or equivalent shares for the services, of which $60,000 is to be paid as non-refundable deposit before July 8, 2008, and $120,000 is to be paid within 5 business days of the completion of the legal procedures and transactions. The Agreement will terminate on June 8, 2010. In June 2008, the Company issued 40,000 post reverse split adjusted shares of common stock of the Company at a fair value of $37,714 and 2,971,500 shares of common stock of Ville Mobile Technologies Corp. at a fair value of $22,286 (see Note 3) as full payment of the $60,000 non-refundable deposit.

8.	Subsequent Event

On July 29, 2008, the Board of Directors approved a reverse stock split of the Company’s issued and outstanding common shares in the ratio of fifteen old shares to one new share. The reverse stock split will take effect on August 11, 2008 on which date the Company’s issued and outstanding shares of common stock will be reduced from 17,852,425 shares to 1,190,161 shares. All amounts have been retroactively adjusted to reflect the stock dividend.

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next 12 months, our results of operations for the three months ended June 30, 2008 and changes in our financial condition from our quarter ended June 30, 2008.

Our estimated expenses for the next 12 months are as follows:

Expense	Cost
Marketing	$100,000-200,000
General Administration	75,000-100,000
Research and Development	20,000-50,000
Working Capital	50,000
Total Expenses	$245,000-400,000

As at June 30, 2008 we had cash of $16,757 and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed business plan and continued operations will be between $245,000 to $400,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next 12 months and will need to obtain further financing to fund our operations. See “Future Financings”, below.

RESULTS OF OPERATIONS

Three Months Summary

	Three months ended June 30		Nine Months ended June 30
	2008	2007	2008	2007
Revenue	$-	$-	$-	$-
Expenses	22,536	7,230	72,687	47,341
Interest Income (Expense)	(39)	86	26	(748)
Net Loss	$(22,069)	$(8,824)	$(72,155)	$(73,184)

Revenue

We are a development stage company that from inception to June 30, 2008 has not generated any revenue.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Three months ended June 30		Nine Months ended June 30
Expenses	2008	2007	2008	2007
Consulting	$9,000	$-	$27,000	$-
Donated services	-	4,500	-	13,500
Foreign exchange	(389)	(1,433)	174	(1,758)
(gain) loss
General and	938	558	8,999	3,167
administrative
Professional fees	12,237	2,855	34,264	30,182
Rent	750	750	2,250	2,250
Total Expenses	$22,536	$7,230	$72,687	$47,341

Equity Compensation

As at June 30, 2008, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Liquidity and Financial Condition

Working Capital

	June 30,	September 30,	Percentage
	2008	2007	Increase / (Decrease)
Current Assets	$80,009	$44,297	80.62%
Current Liabilities	53,572	8,032	566.98%
Working Capital Surplus (Deficit)	$26,437	$36,265	(27.10%	)

Some of our expenses are denominated in the Chinese Renminbi. The value of the Renminbi fluctuates and is subject to changes in value caused by changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including United States dollars, has been based on rates set by the People’s Bank of China, which are set daily based upon the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since July 2005, the conversion of Renminbi to foreign currencies, including the U.S. dollar, has been pegged against the inter-bank exchange rates or current market rate of a basket of foreign currencies including the United States dollars. As of June 30, 2008, the exchange rate between the Renminbi and the United States dollar was approximately $0.15 United States dollars to every one Renminbi.

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

There are no assurances that we will be able to either: (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

Off-Balance Sheet Arrangements

We have no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, stock-based compensation expense, impairment of investments and long lived assets and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates.

We believe the following are either (i) critical accounting policies that require us to make significant estimates or judgments in the preparation of our financial statements or (ii) other key accounting policies that generally do not require us to make estimates or assumptions but may require us to make difficult or subjective judgments.

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

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

As at June 30, 2008, we had an accumulated net loss of $388,901 since inception. We anticipate incurring further significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-

front expenditures and operating costs associated with developing and commercializing products utilizing our technology. There can be no assurance that we will ever operate profitably.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended June 30, 2008, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated January 9, 2008, our independent auditors stated that our financial statements for the year ended September 30, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Fluctuation of the Renminbi, the Chinese currency, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in China’s political and economic conditions. Since July, 2005, exchange of the Renminbi into foreign currencies, including United States dollars, has been pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. At June 30, 2008, the exchange rate between the Renminbi and the United States dollar was $0.15 United States dollar to every one Renminbi. There is substantial pressure on the government of China to appreciate the value of the Renminbi against the United States dollar. If the Reminbi appreciates against the US dollar (i.e the amount of Renmimbi required to purchase one US dollar increases), then repatriation of our earnings, if any, into US dollars will be a positive addition provide our company with more US currency.

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

ITEM 3. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President (who is also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2008, the quarter covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and President (who is also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There has been no significant change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 16, 2008, our board of directors unanimously approved a resolution to recommend to our shareholders a reverse stock split of the issued and outstanding shares of our common stock. Subsequent to our board of directors’ approval of the reverse stock split, the holders of 8,950,000 common shares of our company, representing approximately 50.13% of our issued and outstanding common shares, have also approved, on June 16, 2008 by written consent, a reverse stock split. The possible ratios of the reverse stock split that majority stockholders approved are one-for-five, one-for-ten, one-for-fifteen, one-for-twenty, one-for-twenty five, and one-for-thirty, with the final ratio to be determined by our board of directors.

ITEM 5. OTHER INFORMATION.

On August 12, 2008, we effected a one (1) new for fifteen (15) old reverse stock split of our issued and outstanding common stock. Our authorized capital has remained at 50,000,000 shares of common stock with a par value of $0.0001. Our issued and outstanding share capital has decreased from 17,852,425 shares of common stock to 1,190,161 shares of common stock.

The reverse stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on August 12, 2008 under the new stock symbol “RYLT”. Our new CUSIP number is 780760 203.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-B

Item Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on February 13, 2006)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
3.3	Certificate of Amendment filed with the Delaware Secretary of State on July 31, 2008 effective August 12, 2008 (incorporated by reference from our Current Report on Form 8-K filed on August 12, 2008)
(10)	Material Contracts
10.1	Licensing Agreement dated October 2004 between Royaltech Corp. and Mr. Kang Zhang (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
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

Date: August 14, 2008