Form 10-Q
period 2008-09-30
China Tractor Holdings, Inc.
filed 2008-11-19
CIK 1352884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008 or

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

000-52716
(Commission file No.)

China Tractor Holdings, Inc.
(Exact name of Smaller Reporting Company as specified in its charter)

DELAWARE	98-0445019
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

Kalun Industrial Park, JiuTai Economic Development Zone
(Address of principal executive offices)

86-431-82561001
(Issuer’s telephone number, including area code)

Donghu Ecological Economic Development Zone
Changchun City, Jilin Province. P.R.C.
(Former name or former address, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 5, 2008, there were 18,310,539 shares of the Company’s common stock outstanding.

CHINA TRACTOR HOLDINGS, INC.

TABLE OF CONTENTS

FORM 10-Q

September 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited)		1
Condensed Consolidated Statements of Income (unaudited)		2
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)		3
Condensed Consolidated Statements of Cash Flows (unaudited)		4
Notes to the Condensed Consolidated Financial Statements (unaudited)		5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		18
Item 3. Quantitative and Qualitative Disclosure About Market Risks		26
Item 4. Controls and Procedures		26

PART II - OTHER INFORMATION		27

Exhibit 31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

PART I - FINANCIAL INFORMATION

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007

ASSETS	(Unaudited )
Current assets
Cash and cash equivalents	$711,317	$2,714,239
Accounts receivable	2,138,449	2,421
Other receivables, net of allowance for doubtful accounts	1,512,666	764,520
Advance to suppliers	3,113,546	1,076,042
Inventories, net	3,052,807	1,224,578
Prepaid expenses	8,753	3,039
Due from related parties	474,662	-
Total current assets	11,012,200	5,784,839

Property and equipment, net	21,324,349	20,196,721
Construction in progress	200,347	-
Intangible assets	563,904	571,604
Land use right	3,086,665	2,937,090
Long-term equity investments	1,342,066	1,121,122

TOTAL ASSETS	$37,529,531	$30,611,376

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,055,124	$942,396
Advance from customers	692,701	39,904
Salary payable	50,513	4,956
Taxes payable	(9,733)	(276,912)
Accrued expenses and other payables	279,750	156,951
Due to related parties	1,600,725	1,085,215

Total current liabilities	5,669,080	1,952,510

TOTAL LIABILITIES	5,669,080	1,952,510

MINORITY INTERESTS	15,618,821	14,039,158

STOCKHOLDERS’ EQUITY
Common shares, issued and outstanding; 18,310,539 and 16,720, 534 shares, par value $0.001 per share	1,831	1,672
Additional paid-in capital	15,183,276	15,183,276
Accumulated other comprehensive income	2,578,380	1,557,763
Accumulated deficit	(1,521,857)	(2,122,955)

TOTAL STOCKHOLDERS’ EQUITY	16,241,630	14,619,708

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,529,531	$30,611,376

The accompanying notes are an integral part of the consolidated financial statements.

CHINA TRACTOR HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2008 Un-audited	2007 Un-audited	2008 Un-audited	2007 Un-audited

Net revenue	$4,628,679	$1,379,683	$24,168,188	$7,753,348
Cost of sales	(3,629,023)	(1,402,948)	(21,327,271)	(7,651,210)
Gross profit/(loss)	999,656	(23,265)	2,840,917	102,138
Operating expenses:
Sales and marketing expenses	(36,799)	(24,222)	(150,839)	(86,746)
General and administrative expenses	(375,541)	(145,631)	(1,121,317)	(413,049)
Impairment loss of assets	(46,656)	-	(33,521)	-

Profit/(Loss) from operations	540,660	(193,117)	1,535,240	(397,657)
Interest income	1,027	61	6,307	584
Gain/(Loss) on disposal of fixed assets	(9,287)	-	-	-
Others income	16,053	2	133,677	261
Interest expense	-	(22,724)	-	(66,753)
Other expenses	(8,519)	(27,914)	(16,497)	(70,804)
-		-
Profit/(Loss) before income taxes and minority interests	539,934	(243,692)	1,658,727	(534,369)

Minority interest	(280,110)	-	(655,013)	-

Profit/(loss) before income taxes	259,824	(243,692)	1,003,714	(534,369)

Income tax expenses	(112,362)	-	(402,616)	-

Net profit/loss attributable to stockholders	147,462	(243,692)	601,098	(534,369)

Other comprehensive income/(loss)	38,349	211,887	1,020,617	586,650

Comprehensive income/(loss)	$185,811	$(31,805)	$1,621,715	$52,281

The accompanying notes are an integral part of the consolidated financial statements.

CHINA TRACTOR HOLDING., INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Shares	Common Stock	Additional Paid-in Capital	Other comprehensive income (loss)	Accumulated surplus/ (Deficit)	Total
Balance December 31 2007	$16,720,354	$1,672	$15,183,228	$1,557,763	$(2,122,955)	$14,619,708
Recapitalization of Densen on reverse acquisition	1,590,185	159	48	-	-	207
Foreign Currency Translation	-	-	-	1,020,617	-	1,020,617
Net income	-	-	-	-	601,098	601,098
Balance September 30 2008	$18,310,539	$1,831	$15,183,276	$2,578,380	$(1,521,857)	$16,241,630

The accompanying notes are an integral part of the consolidated financial statements.

CHINA TRACTOR HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	2008 Un-audited	2007 Un-audited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/loss	$601,098	$(534,369)
Adjustments to reconcile net loss to cash provided (used) by operating activities:	-	-
Minority interest	655,013	-
Depreciation and amortization	576,342	436,021
Provision for doubtful receivables	33,521	(7,604)
Changes in operating assets and liabilities:
Accounts receivable	(2,094,525)	(56,723)
Inventories	(1,712,829)	913,723
Advances to suppliers	(1,925,083)	889,359
Prepaid expenses and other assets	(190,367)	(134,974)
Accounts payable	2,007,526	262,280
Advance from customers	636,771	-
Accrued expenses and other current liabilities	123,111	(59,939)
Cash provided (used) by operating activities	(1,289,422)	1,707,774

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for long- term investment	(142,880)	-
Purchase of property and equipment and other long-term assets	(1,030,411)	(400,733)
Cash increase due to acquisition of subsidiaries	207	-
Net cash used for investing activities	(1,173,084)	(400,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on short-term loan	-	1,302,803
Proceeds from related parties – net	322,723	(2,605,805)
Net cash provided (used) by financing activities	322,723	(1,303,002)

Effect of exchange rate changes on cash	136,861	2,386

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,002,922)	6,425

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	2,714,239	57,739

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$711,317	$64,164

The accompanying notes are an integral part of the consolidated financial statements.

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 1—ORGANIZATION AND PROPOSED BUSINESS OPERATIONS

Densen Machinery Investment Limited ("Densen Machinery") was incorporated in April 2005 in Hong Kong. In June 2005, Densen Machinery signed on agreement with Densen Investment Limited (“Densen Investment”) to obtain assets from Densen Investment. Densen Machinery invested $15,180,000 to establish Changchun Densen Agriculture Machinery Manufacturing Co., Ltd. (“Changchun Densen”) on September 27, 2005. Changchun Densen is engaged in the R&D and production of low-speed vehicles, tractors and construction machinery. According to the revised articles of association dated January 09, 2007, Changchun Tractor (Group) Co., Ltd. invested trademark amounted to $471,445 to Changchun Densen. After this investment, Changchun Tractor obtained 3% equity in Densen Machinery. On April 23, 2007, the company name of Changchun Densen was changed to Changchun Densen Changtuo Agriculture Machinery Manufacturing Co., Ltd. accordingly. Based on an investment agreement signed on November 20, 2007, Changchun Densen and State-owned Assets Supervision and Administration Commission of Changchun (SOASACC) jointly invested to establish Chang Tuo Agricultural Machinery Equipment Group Co., Ltd. (“Chang Tuo”) in November 2007. The total registered capital of Chang Tuo is RMB200,000,000 which includes RMB100,000,000 from SOASACC, RMB95,000,000 from Changchun Densen and RMB5,000,000 from the operator, Mr. Yu Han. Chang Tuo is engaged in the R&D and production of low-speed vehicles, tractors and construction machineries, and sales of agricultural machineries and accessories.

Pursuant to the Share Exchange Agreement by and among Royaltech Corp.(“Royaltech”), a Delaware corporation, Densen Machinery, and the shareholders of all the outstanding shares of Densen, on September 9, 2008 (the “Closing Date”), Royaltech issued an aggregate of 16,720,354 shares of its common stock in exchange for all the issued and outstanding shares of Densen. The former shareholders of Densen have acquired approximately 91.3% of the issued and outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”), of Royaltech. This transaction has resulted in a change in control of Royaltech to the former shareholders of Densen. In connection with the change in control, Mr. Lau San became Chairman of the Board of Directors and Chief Executive Officer, Mr. Liu Jingdong became President, and Mr. Chen Guocheng became Chief Financial Officer of Royaltech. This transaction has been accounted for as a recapitalization of Densen and not as a business combination. Accordingly, no pro forma information is presented. The historical financial statements are that of Densen.

The share exchange agreement also states that the existing shareholders of Royaltech have assumed all the liabilities of Royal tech at the date of merger.

On the Closing Date, Royaltech issued 16,720,354 shares of Common Stock to the former shareholders of Densen or their designees in exchange for all the issued and outstanding shares of Densen. Immediately after the closing of the Share Exchange and the Stock Purchase Agreements, Royaltech had 18,310,539 shares of Common Stock issued and outstanding.

On September 19, 2008, Royaltech amended Article I of its Certificate of Incorporation solely to change the corporate name from “Royaltech Corp.” to “China Tractor Holdings, Inc.” (“China Tractor”, or “the Company”, or “We”, or “us”)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Tractor Holdings, Inc., its 97%-owned subsidiary Changchun Densen Changtuo Agriculture Machinery Manufacturing Co., Ltd. (“Changchun Densen”) and its 47.5%-owned joint venture Chang Tuo Agricultural Machinery Equipment Group Co., Ltd. (“Chang Tuo”) as of and for the period ended September 30, 2008. As the Company appointed 4 directors of total 7 seats of Chang Tuo, the accounts of Chang Tuo is included in this consolidation. All significant inter-company accounts and transactions have been eliminated in consolidation.

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Basis of Presentation

The Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The Company’s functional currency is the Chinese Renminbi; however the accompanying combined financial statements have been translated and presented in United States Dollars ($).

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount of property and equipment and intangible assets; the allocation of the purchase price for the Company’s acquisitions; the collectability of accounts receivable; the fair value of share-based compensation; the useful lives and salvage values of property and equipment; the realizability of inventories; and amounts recorded for contingencies. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results may differ from those estimates.

Foreign Currency Translation

The reporting currency of the Company is the United States Dollar (“$”). Transactions denominated in currencies other than US dollar are translated into US dollar at the average rates for the period. Monetary assets and liabilities denominated in currencies other than US dollar are translated into US dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in the other expenses in the statement of income and comprehensive income.

The financial records of the Company’s operation are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, restricted cash, marketable securities, trade, bills and other receivables, deposits, trade, bills and other payables approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of bank borrowings approximate their fair values because the applicable interest rates approximate current market rates.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

In respect of foreign currency risk, the Company is exposed to this risk arising from import purchase transactions and recognized trade payables as they will affect the future operating results of the Company. The Company did not have any hedging transactions during the reporting periods.

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Cash and Cash Equivalents

Cash consists of cash on hand, cash in bank accounts and interest-bearing savings accounts. Cash deposits that are restricted as to withdrawal or pledged as security, are disclosed separately on the face of the consolidated balance sheet, and not included in the cash total for the purpose of the consolidated statements of cash flows.

Accounts Receivable

Allowances for doubtful accounts are maintained against accounts receivable for estimated losses resulting from the inability of customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. Accounts are written off against the allowance when it becomes evident collection will not occur.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements; or decrease due to market conditions and product life cycle changes. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses. The Company writes down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions. Historically, the actual net realizable value has been close to the management estimation.

At September 30, 2008 the Company had recorded $ 11,902 as an allowance for obsolete and slow moving inventories.

Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost, less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of 30 years for buildings and improvements, 10 years for machinery and equipment and 5 years for furniture and fixtures. Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments are charged to the property accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed to the current period.

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Land Use Rights

Land use right is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the designated terms of the lease of 50 years obtained from the relevant PRC land authority.

Other Intangible Assets

Other intangible assets include non-patent techniques, trademarks and capitalized accounting software. The cost of intangible asset is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over estimated useful lives.

Capitalized Interest

The interest cost associated with the major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard (SFAS) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying values of long-lived assets, including property, plant and equipment, land use right and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. For the period ended September 30, 2008, the Company performed annual impairment review of long-lived assets and concluded that there was an impairment loss of land use right of $695,731.

Revenue Recognition

The Company recognizes sales in accordance with the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” and SAB No. 104, “Revenue Recognition.” The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. Revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met. Provisions for discounts and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. The Company bases its estimates on historical experience taking into consideration the type of products sold, the type of customer, and the type of specific transaction in each arrangement. Revenues represent the invoiced value of goods, net of value added tax (“VAT”).

The Company does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers.

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as advanced from customers.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts and each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion; it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities. The Company adopted FIN 48, Accounting for Uncertainty in Tax Positions.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments.

Long-Term Investments

The Company accounted for the 24% investment in Zhongji North Machinery Co., Ltd, (Zhongji North) using the equity method, under which the share of Zhongji North’ net income is recognized in the period in which it is earned. The Company accounted for the 70% investment in Jilin Qilida Bearing Co., Ltd., (JQBC) using the cost method, under which the dividends from JQBC is recognized in the period in which it is earned. The total registered capital for JQBC is RMB5,000,000 and the paid-in capital for JQBC as of September 30, 2008 was RMB1,000,000. As of September 30, 2008, JQBC did not commence operations. As the Company did not exercise control over JQBC as of September 30, 2008, the accounts of JQBC is not included in this consolidation.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year. The adoption of FIN 48 has no material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The adoption of SFAS 157 has no material effect on our financial statements.

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. The adoption of SFAS 159 has no material effect on our financial statements.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on the Company’s financial statements.

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 2 ACCOUNTS RECEIVABLE

As of September 30, 2008 and December 31, 2007, the Company’s accounts receivable consist of the following:

	2008	2007
	(Unaudited)
Accounts receivable	$2,140,979	$2,421

Less: Allowance for doubtful accounts	(2,530)	-

Accountants receivable, net	$2,138,449	$2,421

NOTE 3 INVENTORIES

Inventories, by major categories, as of September 30, 2008 and December 31, 2007 are as follows

	2008	2007
	(Unaudited)
Raw materials	$1,407,828	$768,566
Work in progress	656,939	-
Low value consumables	113,057	71,392
Finished Goods	887,135	384,619
	3,064,959	1,224,577

Less: Allowance for obsolete inventories	(12,152)	-
	-	-
Inventories, net	$3,052,807	$1,224,577

Provision for obsolete inventories of $12,152 was charged to operations for the period ended September 30, 2008.

NOTE 4 ADVANCE TO SUPPLIERS

Advance to suppliers represent partial payments or deposits on inventory purchases and amounted to $3,113,546 and $1,076,042 as of September 30, 2008 and December 31, 2007, respectively.

NOTE 5 OTHER RECEIVABLES

As of September 30, 2008 and December 31, 2007, the Company’s other receivables consist of the following:

	2008	2007
	(Unaudited)
Advance to employee	$165,593	$142,736
Prepayment	141,968	-
Rebate receivable	174,178	-
Deposit for acquisition of long-term assets	1,006,653	635,4560
Others	58,351	-
	1,546,743	778,192

Less: Allowance for doubtful accounts	(34,077)	(13,672)

Total other receivables, net	$1,512,666	$764,520

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 6 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2008 and December 31, 2007 consist of the following:

	2008	2007
	(Unaudited)
Cost:
Plant and Building	$20,863,405	$19,457,464
Machinery and Equipment	1,408,073	1,267,496
Office Furniture and Equipment	91,803	64,192
Transportation Equipment	295,291	209,923
Total at cost	22,658,572	20,999,075

Less: Accumulated depreciation	(1,334,223)	(802,354)

Total property, plant and equipment, net	$21,324,349	$20,196,721

The range of estimated useful lives to depreciate property, plant and equipment is as follows:

Estimated useful life
Plant and Building	30-40 years
Machinery and Equipment	10 years
Office Furniture and Equipment	5 years
Transportation Equipment	5 years

Depreciation expense for the 9 months ended September 30, 2008 and 2007 were $478,021 and $376,779 respectively. And depreciation expense for the 3 months ended September 30, 2008 and 2007 were $183,398 and $138,595 respectively.

NOTE 7 LAND USE RIGHTS

Land use rights were as follows:

	2008	2007
	(Unaudited)
Cost of land use right	$3,950,344	$3,792,438

Less: Accumulated amortization	(167,948)	(113,278)
	3,782,396	3,589,160

Less: Impairment loss on land use right	(695,731)	(652,070)

Land use rights, net	$3,086,665	$2,937,090

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

An amortization expenses for the 9 months ended September 30, 2008 and 2007 were $46,118 and $59,242 respectively. And amortization expenses for the 3 months ended September 30, 2008 and 2007 were $7,829 and $24,210 respectively.

The estimated annual amortization expense for land use rights for the next five years and thereafter is expected to be as follows:

Year	Amortization Expenses

2009	$61,491
2010	61,491
2011	61,491
2012	61,491
2013	61,491
Thereafter	2,779,210

Total	$3,086,665

NOTE 8 OTHER INTANGIBLE ASSETS

As of September 30, 2008 and December 31, 2007, the Company’s intangible assets related to the Company’s acquisitions consisted of the followings:

	Useful life	2008	2007
Amortizable intangible assets:		(Unaudited)
Trademark	10 years	$538,285	$504,505
Capitalized accounting software	10 years	14,183	6,427
Non-patent techniques	10 years	87,526	82,033
Total at historical cost		639,994	592,965

Less: Total accumulated amortization		(76,090)	(21,361)

Other intangible assets, net		$563,904	$571,604

Other intangible assets are stated at cost less accumulated amortization. The amortization of other intangible assets for the 9 months ended September 30, 2008 and 2007 were $52,204 and $6,322 respectively. And the amortization for the 3 months ended September 30, 2008 and 2007 were $20,943 and $2,137 respectively.

The estimated amortization expense for the next five years and thereafter is expected to be as follows:

Year	Amortization Expenses

2009	$62,013
2010	62,013
2011	62,013
2012	62,013
2013	62,013

Thereafter	253,839

Total	$563,904

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 9 LONG TERM INVESTMENT

As of September 30, 2008 and December 31, 2007, the Company’s investment consists of the following:

	2008		2007

Zhongji North Machinery Co., Ltd.	24%	$1,196,189	24%	$1,121,122
Jilin Qilida Bearing Co., Ltd.		145,877		-

Total		$1,342,066		$1,121,122

Zhongji North Machinery Co., Ltd was established on November 22, 2007 and the total registered capital is RMB50,000,000.

Jilin Qilida Bearing Co., Ltd was established on July 4, 2008 and the total registered capital is RMB5,000,000.

NOTE 10 ACCRUED EXPENSES AND OTHER PAYABLES

As of September 30, 2008 and December 31, 2007, the accrued expenses and other liabilities of the Company are summarized as follows:

	2008	2007
	(Unaudited)
Accrued expenses	$5,507	$-

Other payables – equipment purchases payable	26,120	57,143
– warranty deposit	142,679	19,901
– borrowing from third party	72,938	68,361
– Others	32,506	11,546

Total accrued expenses and other payables	$279,750	$156,951

The Company borrowed money from an unrelated individual for use in operations. The loan bore no interest, without formal repayment terms. The balance of the loan as of September 30, 2008 and December 31, 2007 amounted to $72,938 and $68,361, respectively.

NOTE 11 RELATED PARTY BALANCE AND TRANSCATIONS

Due from related parties

As of September 30, 2008, the balance of due from related parties is presented below:

2008

Mudanjiang Binjiang Garden City	$163,937
Lau San	7,294
Yang Fengyan	291,761
Jilin Qilida Gearing Co., Ltd.	11,670

Total	474,662

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

The amount due from Mudanjiang Binjiang Garden City represented short term loan granted by the Company. Mudanjiang Binjiang Garden City was controlled by Mr. Lau San, the director of the Company. The borrowing bore no interest, and had no formal repayment terms.

The director of the Company, Mr. Lau San, and his wife Mrs. Yang Fengyan borrowed short-term loan for the payment of construction in progress. The borrowing bore no interest, had no formal repayment terms. The balance of the loan as of September 30, 2008 and December 31, 2007 amounted to $299,055 and Nil, respectively.

Due to related parties

As of September 30, 2008 and December 31 2007, the due to related parties are summarized as follows:

	2008	2007
	(Unaudited)
Lau San	$943,165	$125,838
Wang Fudong	2,820	-
Mudanjiang Bingjiang Garden City	-	384,243
Changchun Junming Machinery Co., Ltd	201,858	341,805
Zhongji North Machinery Co., Ltd	452,882	233,329

Total due to related parties	$1,600,725	$1,085,215

The director of the Company, Mr. Lau San, loaned money to the Company for working capital. These amounts are interest- free, unsecured and repayable on demand.

The amount due to Wang Fudong was salary. The balance of salary due to Wang Fudong as of September 30, 2008 amounted to $2,820.

The balance of due to related parties under Mudanjiang Bingjiang Garden City represented consideration payable to the Company for the construction of properties. Mr. Lau San, the director of the Company, has a controlling interest in Mudanjiang Bingjiang Garden City. The balance is interest free and was repaid in March 2008.

The Company borrowed money from Changchun Junming Machinery Co., Ltd, which is controlled by Mr. Lau San, the director of the Company for use in operations. The loan bore no interest and the principal is due upon demand.

The Company, as minority shareholder of Zhongji North, borrowed money from Zhongji, to fund the Company’s operation. These amounts are interest-free, unsecured and the principal is due upon demand.

NOTE 12 MINORITY INTERESTS

Minority interests on the consolidated statement of income and comprehensive income for the nine and three months ended September 30, 2008 was $ 655,013 and $280,110, respectively, represents the minority shareholders’ proportionate share of the net income of the Company.

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 13 INCOME TAX

Changchun Densen and Chang Tuo are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

Changchun Densen is exempt from income tax in PRC for two years starting from the 1st profitable year or 2008, whichever is earlier, and subject to 50% discount on normal income tax rate for the following three years.

Changchun Densen had net operating profit of approximately $44,000 and net operating loss of approximately $534,000 for the 9 months ended September 30, 2008 and 2007, respectively, while Chang Tuo had net operating profit of approximately $1,212,000 and $0 for the 9 months ended September 30, 2008 and 2007, respectively.  A 100% valuation allowance has been established due to the uncertainty of its realization.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2008 and 2007:

	2008	2007

US statutory rates	(34)%	(34)%
Tax rate difference	10%	1%
Valuation allowance	-	(33)%

Tax per financial statements	(24)%	-

NOTE 14 OPERATING RISK

(a)	Country risk

Currently, the Company’s revenues are primarily derived from the sale of line of agriculture tractors to customers in the People’s Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

(b)	Products risk

In addition to competing with other manufacturers of agricultural machinery product offerings, the Company competes with larger PRC companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. These PRC companies may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

(c)	Exchange risk

The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Renminbi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice. The exchange rate of Renminbi converted to US dollars as of September 30, 2008 and 2007 was 6.8551 and 7.5176 respectively.

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

(d)	Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC currently allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations relating to ownership of a Chinese corporation are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

(e)	Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company’s future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of September 30, 2008 and believes its exposure to interest rate risk is not material.

NOTE 15 COMMITMENT

Investment commitment

The Company is committed to invest approximately $1,750,522 (RMB12,000,000) into Zhongji North Machinery Co., Ltd (ZNMC) and $510,569 (RMB3,500,000) into Jilin Qilida Bearing Co., Ltd.(JQBC) At September 30, 2008, the Company has invested approximately $1,196,189(RMB8,200,000) into ZNMC and $145,877 (RMB1,000,000) into JQBC, and the Company is required to invest the remaining approximately $554,333 (RMB3,800,000) by November 19, 2009 into ZNMC and $364,692(RMB2,500,000) into JQBC by the end of year 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this report.

Note on Forward Looking Statements

           This quarterly report on Form 10-Q includes and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 with respect to our financial condition, results of operations, plans, objectives, future performance and business, which are usually identified by the use of words such as “will,” “may,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “plans,” “predicts,” “continues,” “intends,” “should,” “would,” or similar expressions. We intend for these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with these safe harbor provisions.

           These forward-looking statements reflect our current views and expectations about our plans, strategies and prospects, which are based on the information currently available and on current assumptions.

           We cannot give any guarantee that these plans, intentions or expectations will be achieved. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those Risk Factors set forth in our Form 8-K filed with the SEC on September 15, 2008. Listed below and discussed elsewhere in this quarterly report are some important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included in this quarterly report. These risks, uncertainties and contingencies include, but are not limited to, the following:

          You should read this document with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

History

We are a Delaware Corporation incorporated on April 13, 2004 under the name Royaltech Corp. From inception to September 2008, we were a developmental stage company focused on developing and manufacturing clinical diagnostic kits in the People’s Republic of China. From inception to September 2008, we had not manufactured or sold any products, and had limited operating history.

On September 9, 2008, we entered into a share exchange agreement with by Densen Equipment Ltd., which resulted in a change of control. In consideration for acquiring all the assets of Densen Equipment Ltd., the former shareholders of Densen Equipment Ltd. acquired over 90% of the issued and outstanding shares of our common stock. The former officers and directors of Densen Equipment Ltd. were also appointed to serve as our officers and directors. Following the acquisition of these assets, we changed our corporate name to China Tractor Holdings, Inc. and our business is focused on the research, production, and sales of low-speed vehicles, tractors and construction machinery in the People’s Republic of China, through our wholly owned subsidiary, Densen Machinery Investment Limited, incorporated in Hong Kong in April 2005 ("Densen Machinery"). For further details regarding the share exchange transaction with Densen Equipment, please see our Current Report on Form 8-K, filed with the SEC on September 15, 2008.

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Our corporate structure is summarized in the chart below and the accompanying summary:

Overview

At the present time, our business operated is solely comprised of the business of our wholly owned subsidiary, Densen Machinery. Densen Machinery invested $15,180,000 to establish Changchun Densen Agricultural Machinery Equipment Co., Ltd. (“Changchun Densen”) on September 2005. Changchun Densen is engaged in the research and development and production of low-speed vehicles, tractors and construction machinery. In November 2007, Changchun Densen and State-owned Assets Supervision and Administration Commission of Changchun entered into a joint venture to establish Chang Tuo Agricultural Machinery Equipment Group Co., Ltd. (“Chang Tuo”) to put itself in a better position in the marketplace . As of September 30, 2008, the total registered capital of Chang Tuo is RMB200,000,000 and is engaged in the research, development production, and sale of low-speed vehicles, tractors and construction machineries, and sales of agricultural machineries and accessories.

Densen Machinery is a recipient of subsidies and tax incentives from the Chinese government as part of their plan to promote the development of the agriculture industry in the northeast regions of China. The major markets for our products are located mainly in the provinces of Jilin, Liaoning, Heilongjiang and Shangdong.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments: allowance for doubtful accounts; income taxes; and asset impairment.

Revenue Recognition

In accordance with generally accepted accounting principles ("GAAP") in the United States, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collection of the resulting receivable is reasonably assured.

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collect ability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. Please see our Note 1 of the notes accompanying our financial statements.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts to reduce trade receivable amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required.. In estimating the provision for doubtful accounts, we consider:
(i) the aging of the accounts receivable;
(ii) trends within and ratios involving the age of the accounts receivable;
(iii)  the customer mix in each of the aging categories and the nature of the receivable;
(iv) our historical provision for doubtful accounts;
(v) the credit worthiness of the customer;
(vi)  the economic conditions of the customer’s industry as well as general economic conditions, among other factors.

Income taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS 109 prescribes the use of the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, or increase or decrease this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period. In addition, as a result of the significant change in the Company’s ownership, the Company's future use of its existing net operating losses may be limited.

We are subject to numerous domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases: income before taxes, deemed profits and withholding taxes based on revenue. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations.

We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. The tax liabilities are reflected net of realized tax loss carry forwards. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the contingency has been resolved and the liabilities are no longer necessary.

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

Asset Impairment

We periodically evaluate the carrying value of other long-lived assets, including, but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. We also utilize judgment to determine other factors within fair value analyses, including the applicable discount rate.

Results of Operations for the three months ended September 30, 2008 and three months ended September 30, 2007

CHINA TRACTOR HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS AND OTHER COMPREHENSIVE
GAINS/LOSS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND THE THREE
MONTHS ENDED SEPTEMBER 30, 2007

				Variance
	2008 Q3	2007 Q3	Amt	%

Net revenue	$4,628,679	$1,379,683	$3,248,996	235%
Cost of sales	(3,629,023)	(1,402,948)	(2,226,075)	159%
Gross profit	999,656	(23,265)	1,022,921
Selling, general and administrative expenses	(412,340)	(169,853)	(242,488)	143%
Impairment loss of assets	(46,656)	0	(46,656)
Other income/(expenses)-net	(726)	(50,575)	49,849	-99%
Income tax	(112,362)	0	(112,362)
Minority interest	(280,110)	0	(280,110)
Net gain/loss attributable to stockholders	147,462	(243,692)	391,154	-161%
Other comprehensive income	38,349	211,887	(172,538)	-81%
Comprehensive income/(loss)	185,811	(31,805)	217,616	-684%

Three months ended September 30, 2008 compared with three months ended September 30, 2007

Revenue

Revenue for the three months ended September 30, 2008 (the “2008 Q3”) was $4,628,679, as compared to $1,379,683 for the three months ended September 30, 2007 (the “2007 Q3”), an increase of $ 3,248,996 or 235%. In the 2008 Q3, sales revenue increased significantly compared with 2007 Q3 because the Company had increased operating capacity in 2008. The Company has increased and improved the production of light and medium duty tractors to meet the increasing demand from Chinese farmers for those products.

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Cost of sales

Cost of sales for the three months ended September 30, 2008 increased to $3,629,023 from $1,402,949 for the three months ended September 30, 2007, an increase of $2,226,074 or 159%. The significant increase of cost of sales is generally in line with the increase in sales from the 2007 Q3 to the 2008 Q3.

Gross profit

The gross profit for the three months ended September 30, 2008 was $999,656, which was an increase of $1,022,922 compared to a loss of $23,266 for the three months ended September 30, 2007. In 2007, the Company had not reached its full operating capacity. The increase of gross profit is due to increase of gross margin and sales volume. The improvement of gross margin in 2008 is the results of various factors, including the increasing production capacity to lower our unit cost and more production experience contributed to lower unit cost.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $412,340 for the three months ended September 30, 2008 from $169,853 in 2007, an increase of $242,488 or 143%. This increase resulted primarily from the increase in property tax, property insurance and depreciations.

Impairment expenses

The impairment expenses in 2008 Q3 represent the impairment for land use rights. No such impairments existed in 2007 Q3.

Other income/(expenses)-net

Other expenses-net in 2008 Q3 was $726, as compared to other expenses-net $50,575 in 2007 Q3, which represents a 99% decrease. Other expenses mainly consisted of interest expenses related to bank loans.

Net loss/income

Net income in 2008 Q3 was $147,462, compared to a net loss of $243,692 in 2007 Q3. We were able to achieve profitability due to an increase in production and sales volume of the small and medium tractors and improvement on gross margins of products sales.

Comprehensive loss/income

Comprehensive income in third quarter of 2008 was $185,811 compared to a net loss of $31,805 in same period of 2007, an increase of 684%.

Results of Operations for the nine months ended September 30, 2008 and 2007

CHINA TRACTOR HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS AND OTHER COMPREHENSIVE
INCOME/LOSS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	NINE MONTHS ENDED SEP 30, 2008 AND 2007			Variance
	2008	2007	Amt	%

Net revenue	$24,168,188	$7,753,348	$16,414,840	212%
Cost of sales	(21,327,271)	(7,651,210)	(13,676,061)	179%
Gross profit	2,840,917	102,138	2,738,779	2681%
Selling, general and administrative expenses	(1,272,156)	(499,795)	(772,361)	155%
Impairment loss of assets	(33,521)	0	(33,521)
Other income/(expenses)-net	123,487	(136,712)	260,199	-190%
Income tax	(402,616)	0	(402,616)
Minority interest	(655,013)	0	(655,013)
Net loss attributable to stockholders	601,098	(534,369)	1,135,467	-212%
Other comprehensive income	1,020,617	586,650	433,967	74%
Comprehensive income/(loss)	1,621,715	52,281	1,569,434	3002%

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Nine months ended September 30, 2008 compared with nine months ended September 30, 2007

Revenue

Revenue for the nine months ended September 30, 2008 was $24,168,188, as compared to $7,753,348 for the nine months ended September 30, 2007, an increase of $ 16,414,840 or 212%. Year to date sales revenue for the period ending September 30, 2008, increased significantly compared with 2007 as a result of the increase in operating capacity in 2008. We expanded the production of small and medium tractors, by continuing to improve our production techniques.

Cost of sales

Cost of sales for the nine months ended September 30, 2008 increased to $ 21,327,271 from $7,651,210 for the nine months ended September 30, 2007, an increase of $13,676,061 or 179%. The significant increase of cost of sales is in line with the sales increase compared to 2007.

Gross profit

The gross profit for the nine months ended September 30, 2008 was $2,840,917, which was an increase of $2,738,779 compared to $102,138 for the nine months ended September 30, 2007. In 2007, we had not reached full operating capacity. The increase of gross profit is due to increase of gross margin and sales volume. The improvement of gross margin in 2008 is the results of various factors, including the increasing production capacity to lower our unit cost and more production experience contributed to lower unit cost

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $1,272,156 for the nine months ended September 30, 2008 from $499,795 in 2007, an increase of $772,361 or 155%. This increase resulted primarily from an increase in property tax, property insurance and depreciations.

Impairment expenses

The impairment expenses in the nine months ended September 30, 2008 represent the impairment for land use rights. No such impairments existed in the nine months ended September 30, 2007.

Other income/ (expenses)-net

Other income-net for the nine months ended September 30, 2008 was $123,487, as compared to other expenses-net of $136,712 for the nine months ended September 30, 2007. Other income for the nine months ended September 30, 2008 mainly consisted of subsidies and interest income related to bank deposits. Other expenses for the nine months ended September 30, 2007 mainly consisted of interest expenses related to bank loans. As Chuangchun Densen repaid bank loans at the end of 2007, there were no loan interests in 2008.

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Income tax expenses

Income tax expenses for the nine months ended September 30, 2008 represent accrued income tax in Chang Tuo owed from the profit occurred in 2008.

Minority interest

Minority interest resulted in loss of $655,013 for the 9 months ended September 30, 2008 representing the 3% minority interest of Changchun Tractor in Densen and 52.5% minority interest in Chang Tuo.

Net loss/income

Net income in the nine months ended September 30, 2008 was $601,098, compared to a net loss of $534,369 in the nine months ended September 30, 2007. The Company had a net income in the nine months ended September 30, 2008 because by increasing production and sales volume of the small, medium and big tractors and improvement of gross margin of product sales.

Comprehensive income

Comprehensive income in the nine months ended September 30, 2008 was $1,621,715 compared to $52,281 in the nine months ended September 30, 2007 the comprehensive income increased $1,569,434 or 3002%. It represents the foreign currency translation income resulted from appreciation of Renmenbi against US dollar.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company suffered accumulated deficit of $1,521,857 as of September 30, 2008 and $2,122,955 as of December 31, 2007. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past. We have begun to achieve profitability in 2008, but there is no assurance that it will continue to be able to do so in the future. If we fail to maintain profitability, we cannot predict how long we can incur losses or whether we will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on the success of our plan to seek funding sources and the success of our future operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

However, our working capital was positive $5,343,120. In addition, our wholly owned subsidiary, Densen Machinery is a recipient of subsidies and tax incentives from the Chinese government as part of their plan to promote the development of the agriculture industry in the northeast regions of China. We expect that these subsidies and tax incentives to continue in the near future and improve our liquidity, although the current world-wide economic crisis may cause the Chinese government to discontinue these incentives and subsidies. Further, demand for agricultural machines continues to be robust in China, including the provinces of Jilin, Liaoning, Heilongjiang and Shangdong, areas that are major markets for our products.

Operating Activities

The net cash used in operating activities during the nine months ended September 30, 2008 amounted to $1,289,422, compared to the net cash provided by operating activities during the nine months ended September 30, 2007 of $1,707,774. The net cash outflow from operating activities during the nine months ended September 30, 2008 was mainly due to an increase in accounts receivable of $2,094,525, inventories of $1,712,829, advances to suppliers of $1,925,083, and prepaid expenses and other assets of $190,367, by netting off an increase in accounts payable of $2,007,526, advances from customers of $636,771, and accrued expenses and other current liabilities of $123,111, depreciation and amortization of $576,342, provision for accounts receivable of $33,521 and an increase in minority interest of $655,013. The cash inflow during the same period of 2007 is mainly due to the decrease in inventory and advance to suppliers of $913,723 and $889,359, increase in accounts payable of $262,280, and depreciation and amortization of $436,021, by netting off the net loss of $534,369 and increase in prepaid expenses and other assets of $134,974.

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Investing Activities

Net cash used in investing activities amounted to $1,173,084 during the nine months ended September 30, 2008, compared to $400,733 in the nine months ended September 30, 2007. The net cash outflow during the nine months ended September 30, 2008 primarily consisted of the cash outflow resulting from purchase of property and equipment of $1,030,411 and cash paid for an acquisition of investment in the amount of $142,880. The cash outflow during the same period of 2007 is resulted from cash paid for purchase of property and equipement.

Financing Activities

Net cash provided by financing activities amounted to $322,723 during the nine months ended September 30, 2008, compared to cash used in financing activities amounted to $1,303,002 during the nine months ended September 30, 2007. The net cash inflow during the nine months ended September 30, 2008 was due to proceeds from related parties of $322,723. While the cash outflow during the same period of 2007 is due to payment to related parties of $2,605,805, by netting off proceeds from short-term loan of $1,302,803.

Inflation

In the opinion of management, inflation has not had a material effect on the Company's financial condition or results of its operations.

Trends and uncertainties

Our wholly owned subsidiary, Densen Machinery is a recipient of subsidies and tax incentives from the Chinese government as part of their plan to promote the development of the agriculture industry in the northeast regions of China. We expect that these subsidies and tax incentives to continue in the near future and improve our liquidity, although the current world-wide economic crisis may cause the Chinese government to discontinue these incentives and subsidies. Further, demand for agricultural machines continues to be robust in China, including the provinces of Jilin, Liaoning, Heilongjiang and Shangdong, areas that are major markets for our products. The Company’s operations are affected by seasonal factors sales of our products are affected by shifts in seasonal cultivating trends. On the agricultural machinery business, the first quarter and third quarter are the off-season for sales; the second quarter and fourth quarter are the peak season for sales.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, included the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

Further, there were no changes in the Company’s internal control over financial reporting during the Company’s third fiscal quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

PART II - OTHER INFORMATION

Item 1	Legal Proceedings

          As of September 30, 2008, there are presently no material pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is the subject and, to the best of our knowledge, no such actions against us is contemplated or threatened.

Item 2	Unregistered Sales of Securities and Use of Proceeds

None, other than as disclosed by the Company in its filings on Form-8K during the period ended September 30, 2008.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Submission of Matters to a Vote of Security Holders

None.

Item 5	Other Information

None.

Item 6	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

CHINA TRACTOR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

          In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA TRACTOR HOLDINGS, INC.

Dated: November 18, 2008	By:	/s/ Lau San
Lau San
Chief Executive Officer