Form 10-K
period 2008-12-31
China Tractor Holdings, Inc.
filed 2009-04-22
CIK 1352884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ending December 31, 2008

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number  000-52716

China Tractor Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0445019
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

Kalun Industrial Park, JiuTai Economic Development Zone	N/A
(Address of Principal Executive Offices)	(Zip Code)

86-431-82561001
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act: None

Title of Each Class
Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  ☒ NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $8,715,423 as of June 30, 2008 (based on the closing price for such stock as of June 30, 2008).

As of April 6, 2009, there were 18,340,539 shares of common stock, par value $0.001 per share, of the registrant outstanding.

  DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.  BUSINESS

History

References in this Form 10-K to the “Company,” “we,” “our” and “us” refer to China Tractor Holding, Inc. and our consolidated subsidiaries.

We were incorporated in the state of Delaware on April 13, 2004 as Royaltech Corp., with our principal place of business in Montreal, Quebec, Canada.  At that time, we were a developmental stage company in the business of the development, manufacturing and marketing of biotech products.  In September 2008, we consummated a share exchange with Densen Equipment Ltd., whereby we acquired all the assets of Densen Equipment Ltd. in exchange for approximately 91.3% of our common stock.

As a result of the share exchange with Densen Equipment Ltd., Densen Machinery Investment Limited, a Hong Kong limited corporation ("Densen Machinery"), became our wholly-owned subsidiary. In June 2005, Densen Machinery invested an aggregate of $15,180,000 to establish Changchun Densen Agricultural Machinery Equipment Co., Ltd. (“Changchun Densen”). Changchun Densen commenced operations on September 27, 2005 and is engaged in the research, development and production of low-speed vehicles, including tractors and construction machinery. Changchun Densen acquired certain trademark rights from Changchun Tractor (Group) Co., Ltd. on January 9, 2007 for a 3% equity interest in Densen Machinery. Changchun Densen changed its corporate name to Changchun Densen Changtuo Agricultural Machinery Equipment Co., Ltd. On November 20, 2007, Changchun Densen and State-owned Assets Supervision and Administration Commission of Changchun (the “Commission”) started a joint venture to establish Chang Tuo Agricultural Machinery Equipment Group Co., Ltd. (“Chang Tuo”).  The business operation of Chang Tuo is currently our sole business.  Our corporate structure is illustrated by the diagram below:

Description of Business

Our business is the research development and production of low-speed agriculture machinery and vehicles, including small, medium and large sized tractors and construction machinery.  Our products are categorized into three types: tractors, combine harvesters and other farming machinery.  We manufacture over 50 kinds of tractors, ranging from 18 to 90 horsepower. All these products have passed strict inspection and certification standards imposed by the Chinese central government, as well as applicable provincial government(s). We manufacture two types of corn combines (two-lane and four-lane) and harvesting dryer swathers. Our harvesting dryer swather has obtained patent protection in China. We also manufacture various multi-purpose farm machinery, dragged welding machines and trenchers.  The Company has three domestic sales networks, with over 80 distributors centered at major food producing areas and agriculture bases throughout China.  We have also established a complete after-sales service network for customers. The primary market for our products is the People’s Republic of China.

We believe we possess the following competitive advantages which differentiate us from our competitors:

1) Quality and Brand Advantage. “Chang Tuo™” brand tractors have a 50-year history and is one of oldest tractor brands in China. The Company plans to take advantage of the “Chang Tuo™” trademark. During our trial production phase in 2007, our market share in Jilin, Henglongjiong and Liaoning provinces and Inner Mongolia areas reached about 5%. We expect continued growth in our market and brand through upgrading product quality and improving our after-sales service system.

2) Price advantage. The Company is located in the center of three provinces in Northeast China, Changchun Jiutai Economic Development Zone, where the local resources are rich, including an adequate supply of electricity (from the well-known Fengman Power Station and Huaneng Power Plant). As such, the price of the power is relatively low. The area of Changchun Jiutai Economic Development Zone is 10 square kilometers with favorable labor cost. The Company’s location has convenient transportation and is near most of the equipment parts suppliers who are located in Changchun Jiutai Agricultural Machinery and Equipment Industry Park. Our location saves transportation cost for materials purchasing, warehousing and products transporting.

3) Policy advantages. Our company is considered among the leading enterprises in Changchun Economic Development Zone Jiutai Kalun Industrial Park, and local government provides us certain preferential benefits such as various tax incentives and investment credits. They have also provided favorable terms to some of our parts and components suppliers who decided to relocate to the Park.  Furthermore, the Company’s products also enjoy various levels of national agricultural machine purchase subsidies, especially in Jilin province where the subsidy is 50%. The Company also receives other grant and financial support from various local entities.

Our Industry

General

The agricultural machinery industry is a generic term for various re-production, in-production and post-production of power machinery used for plant production, as the well as forestry, animal husbandry and fishery industries. Tractor manufacturing is the dominant industry within the agricultural machinery industry. The main products in the tractor industry are wheel tractors, chain track tractors, walking tractors and small four-wheel tractors.

Overview

For China, as a developing country with large agricultural needs, there is an urgent need to modernize its agricultural industry. According to “Statistical Communiqué of China on the 2007 National Economic and Social Development” and “National Land Resource Communiqué”, in 2007, China had only 9% of the world’s cultivated land, or 121.73 million hectares, and 21% of the world’s population, or 1.32 billion. In 2007, only 41% of Chinese farm work was done by machinery. Over the past decade, China’s rapid growth in the nonagricultural economy has brought tremendous changes in agricultural production, including both the demand for, and the supply of, food in China.

We believe agricultural mechanization is an inevitable step in China’s quest for modernizing its agricultural industry. Since 2004, the Chinese government has begun to focus on the agriculture industry, rural areas and farmers’ issues. We believe the advancement of agricultural mechanization by the Chinese government indicates a strong commitment to addressing the country’s short-term and long-term agricultural concerns. Agriculture is further supported by the state by various means, such as agricultural tax concession, and granting allowances for food grain planting and providing better seeds to farmers’, whose incentive for food grain planting has been greatly boosted. Farmers are increasing acreage at the same time to seek more yield per acreage. This has stimulated the demand for agricultural machinery

Tractors are one of the leading products in agricultural mechanization. Annual tractor production and sales volume, as well as tractor ownership, are important indicators to evaluate the agricultural mechanization level of a country. With the increase of farmers’ income, the implementation of a subsidies policy for large and medium tractors, and product replacement cycle for older tractors, we believe the Chinese tractor industry is entering an exciting new growth stage.

The agricultural machinery market in China

The agricultural machinery market is developed and aided by favorable governmental policies

It was proposed in the “Number One Priority” issued by the central committee of the Communist Party of China in both 2004 and 2005 that the Chinese government should devote its resources to concentrate on:

•	Supporting food grain production regions and developing China’s food grain industry;

•	Increasing farmer’s income; and

•	Promoting the level of agricultural mechanization.

The Chinese central government has begun to provide various subsidies and incentives to individual farmers, farm employees and farming enterprises for the purchasing and replacement of farming equipment. The implementation of these policies has greatly stimulated farmers’ demands for, and ability to purchase, machinery and equipment.

The recently passed Agricultural Mechanization Development Act (AMDA) has provided further guidance and regulation for the Chinese agriculture equipment industry. AMDA enhances many aspects of the industry, such as R&D, quality control and incentive programs.

In order to promote farming efficiency, some local governments carried out several effective policies, such as integrating the land resources and increasing the scale of farming land, which demands more agricultural machinery and equipment, pushing forward the development of the agricultural machinery market as a consequence.

The tractor industry in China

The Chinese tractor industry has long been dominated by small tractors. However, we believe the recent high demand for medium and large tractors marks the start of a long-term transition of China’s agricultural mechanization into a new stage. The complexity and discrepancy of China’s farm land conditions in various regions leads to different farming methods and technology. This requires the Chinese tractor industry to develop more diversified and different products to satisfy the various needs of customers through all regions in China.

While we believe the flourishing of the tractor market will lead to more competition, we also believe well established players with better economies of scale, quality, service, and distribution channels will gain greater market share. First, the Chinese tractor industry has a very high barrier to entry. The industry is historically dominated by well capitalized state owned enterprises (SOEs) and large private companies. High upfront investment costs, long product cycles and strong technology requirements are just some of the barriers preventing small players entering this market. Second, many low level manufacturers in the Chinese tractor industry, which in the past only depended on pricing advantage, will be forced out. As the Chinese agriculture industry becomes more modernized, the need for more diversified tractors is inevitable. We believe only the bigger and stronger manufacturers with the capital and R&D capability will dominate in the long run.

In the future, we believe competition in the tractor market will concentrate on the development of new products, the exploration of market potential, the functions of products and the quality and brand of products.

Demand Analysis and Prediction of Regional Tractor Market in China 2008 to 2010
(Provided by China Social Economy Research Center)

(I) General Analysis and prediction of domestic market
Year	Quantity demanded
2008	2,415,000
2009	2,564,000
2010	2,703,000

(II) Analysis and prediction of Northeast China market
Year	Quantity demanded
2008	543,375
2009	576,900
2010	608,175

(III) Analysis and prediction of North China market
Year	Quantity demanded
2008	635,145
2009	674,332
2010	710,889

(IV) Analysis and prediction of East China market
Year	Quantity demanded
2008	219,765
2009	233,324
2010	245,973

(V) Analysis and prediction of Mid South market
Year	Quantity demanded
2008	236,670
2009	251,272
2010	264,894

(VI) Analysis and prediction of Southwest market
Year	Quantity demanded
2008	328,440
2009	348,704
2010	367,608

(VII) Analysis and prediction of Northwest market
Year	Quantity demanded
2008	451,605
2009	479,468
2010	505,461

Combine Harvester Sector

In China, corn is basically harvested by manual labor. It is estimated that less than 3% of corn farmers in China use combine harvesters for their operation. We think an exciting and unique market segment exists for combine harvesters in China.

As corn has become a multi-purpose crop which can be used in variety of ways, the ability of corn to be locally processed has increased dramatically, and demand has well exceeded supply. As the price of corn increases, more and more acreage in China is planted for corn production. This, in turn, sparks demand for combine harvesters in China. Through 2003, the planted area of corn was 59,563,845 acres. The total quantity of corn combines in China was only 4,100 units, which means that the mechanical harvest rate was less than 2%. At the end of 2007, the number of corn harvesters was about 18,000 ~ 20,000 units. As forecasted by China Social Economy Research Center (CSERC), the total number of corn harvesters will reach 500,000 units and the rate of mechanical harvest will increase to 60%. We seek to take full advantage advantage of this trend, as we are located in the middle of the northeast region of China, which is known as the “Corn Belt” of China.

Our Products

Our products are categorized into the following three types: Tractors, Combine Harvesters and other Farming Machinery.

Tractors

We manufacture over 50 kinds of tractors, ranging from 18-90 HP. All these products have passed the strict inspection and certification standards imposed by the Chinese central government, as well as applicable provincial government(s). Furthermore, over 20 kinds of our tractors have been included in China’s Preferred Agricultural Machinery List and benefits from the government subsidy policy.

Combine Harvester

We manufacture two types of corn combines (two-lane and four-lane) and harvesting dryer swathers. Our harvesting dryer swather has obtained patent protection in China.

Other Farming Machinery

We also manufacture various multi-purpose farm machinery, dragged welding machines and trenchers.

The Company has three domestic sales networks, with over 80 distributors centered at major food producing areas and agriculture bases in China.

We have also established a complete after-sales service network for to customers.

Production Lines

Current production lines

At present, we have one 150-linear-meter production line for small tractors and one 108-linear-meter production line for large and medium tractors. About 60,000 to 80,000 tractors can be manufactured per year on each production. In addition, we have one complete-tractor inspection line. After a tractor is fully assembled and comes out of the production line, it goes onto the inspection line for checking and testing of its dynamic tune, exhaust, deflection angle, braking, sideslip, lighting, load and running-in, according to customary national standards and industry standards. This ensures all our tractors meet the requirements of the quality standards of a finished product.

Production lines	Quantity	Annual production capacity	Product / usage
small tractors line	1	60,000-80,000	small tractors
large and medium tractors line	1	60,000-80,000	large and medium tractors
Inspection line	1	60,000-80,000	small, large and medium tractors
Combine harvesters line	1	5,000-10,000	combine harvesters

In 2007, we manufactured 7,738 small tractors. We realized $8,660,202 sales revenue in 2007.

In 2008, we  manufactured 13,585 tractors and realized $25,929,006 sales revenue. Among them, 12,080 were small tractors and 1,505 were large and medium tractors.

Price of Our Product

The fluctuation of our sales prices is mainly influenced by the prices of raw materials, such as steel, and costs of parts from our suppliers. Historically, management has been able to offset increases in our cost of raw materials through increased pricing of our products.

Our Suppliers

Composition of product, main suppliers and the percentage they share

At present, we have 120 suppliers for components and parts. The main components and suppliers are and the percentage of parts supplied by each as follows:

Supplier	Percentage
Shandong Laiyang Laichai Diesel Engine Co., Ltd.	26.67%
Mudanjiang Densen Hualin Tire Co., Ltd.	14.71%
Rongcheng City Haishan Machine Manufacturing Co., Ltd.	35.38%
Weifang City Fuhua Locomotive Factory	5.66%
Hubei Camel Battery Co., Ltd.	5.52%
Shandong Guotai Tractor Parts Co., Ltd.	2.30%
Changyi City Wantai Casting Co., Ltd.	2.30%
All other component suppliers	7.46%
Total	100%

Components	Percentage
Diesel engine	26.67%
Tire assembly	14.71%
Gearbox	11.03%
Rear axle	10.11%
Hydraulic part	7.35%
Covering part	6.89%
Chassis assembly	5.66%
Battery	5.52%
Clutch assembly	2.30%
Front axle	2.30%
Miscellaneous	7.46%
100%

The cost of our products is composed mainly of the eleven items presented in the table above. Diesel engines accounts for a fairly large percentage of the cost. Typically, we have an open bidding process to select the suppliers of all of our components and parts, choosing a supplier based on price, quality and service.

In addition, to further improve the quality and reduce the production cost, components and parts for some products are manufactured by our own subsidiaries.

Our Customers

Target market

The target market for small tractors is individual farmers. For large and medium tractors and our other farming machinery, including combine harvesters, the target market includes individual farmers, state-owned farms, government supported projects, allowances by the government for agricultural machinery and other government procurement.

Customers

Our customers are mainly state-owned farms, government procurement and dealers and farmers who buy products from these dealers.

Top customers for the fiscal year ending December 31, 2008:
Client	Amount	Percentage
Nongan Fengshen Agricultural Machinery Co., Ltd	$3,500,401	17%
Songyuan Dongfang Agricultural Machinery Co., Ltd	3,359,650	17%
Gujiazi Jinbing Machinery Co., Ltd	1,525,389	8%
Haerbing Xinhai Agricultural Machinery Co., Ltd	1,433,325	7%
Changchun Jinyuan Agricultural Machinery Co., Ltd	1,133,291	6%
Others	9,169,815	46%
TOTAL	$20,121,871	100%

Our Marketing

Sales pattern

Our sales pattern includes direct selling and utilizing first-level dealers (distributors). Agencies may be established by us in regions with strong purchasing power and although we currently have no place to do so.

Our sales and marketing centers focus mainly on three northeast provinces (Jilin, Henglongjiang, Liaoning) and Inner Mongolia, which are the main crop producing areas in China. At present, 79 dealers have already been established, covering the three northeast provinces and a large part of Inner Mongolia. In addition, sales offices will be established in key selling areas to enlarge our sales network and reinforce the after-sales service component of our business.

Our company’s “Chang Tuo™” brand has over 50 years of history. It is well known among farmers in northeast China as a symbol for high quality and low price agriculture machinery products. To aggressively take over the market of northeast area and Inner Mongolia, and further expansion throughout China, we are planning on the following advertising and public relationship strategy:

1. We plan to actively inform the market of the relaunch of “Chang Tuo™” products after our company took over the business from the state-owned entity. We intend to use various media outlets to get our story out, including TV and radio advertising and outdoor advertisement at target areas.

2. To continuously enhance customer recognition of “Chang Tuo™” products by delivering a full line of high quality products, as well as provide great after-market service.

3. To work closely with our distributors and dealers to provide marketing support.

4. To strengthen our relationship with various governmental entities, including provincial and municipal governments, and the bureau of farm machinery, in order to obtain more favorable policies and support. We will lobby for more of our products to be eligible for incentive and subsidy programs offered by the government. We also intend to seek further purchase orders from government owned entities. As an example, in Jilin Province, according to the official growth plan by Jilin Province, the province will spend 2 billion RMB (about $300 million) before 2009 to buy new tractors for its farming industry, mainly large and medium tractors.

Market share

We are a relatively new player in the Chinese agriculture machinery industry. Although “Chang Tuo™” was a 50-year old brand when we took over the brand in 2005, its products have not been on the market for a few years. After almost two years of research and development and the building of our new manufacturing facilities, our products were re-launched in 2007. We strive to continue expanding into newer markets and regions in an attempt to increase our market share in China.

Our Competitors

Luoyang First Tractor (a company whose shares are publicly traded in China) and Shandong Foton (also publicly traded in China) are two leaders in the Chinese tractor industry. Luoyang First Tractor, as the first Chinese State-owned tractor factory, has a strong market position, and is focused on high-powered wheeled tractors, and is rapidly developing mid-sized powered tractors. Shandong Foton, while being a relative newcomer to the industry, has been growing dramatically into a leader in a full range of products, including large, medium and small tractors.

Many global agriculture manufacturers have also established their presence in China. Two such examples are Tianjin John Deere and Shanghai New Holland. Their product focus is mainly on high-powered, large tractors, which contain more advanced technology and with a relatively higher price.

Small, privately-owned tractormakers are mainly located in Shandong and Hebei provinces. Such enterprises mainly produce small tractors. Due to the serious downturn of the small horsepower tractor market, and their weakness in developing newer products, it appears most of these enterprises have ceased production or are in the process of changing products.

Competitors of Corn Harvester Product and Market Position

The technology of domestic corn harvester manufacturers has not been well developed yet. The usage of straw and the terrain for different places is not suitable for large corn harvesters to operate. Our company produces two types of corn harvesters, and both types are also manufactured by Shandong Haishan Co., our key competitor. Shandong Haishan started producing corn harvesters earlier than us and has won market share and popularity. Additional products we have in this category include a corn cutting and drying machine, which cuts the corn stover, dries them, and collects the corn stalks while retaining the integrity of straw. We believe we own the only patent on this technology in China, and we believe there is no other product using this technology available in the Chinese market.

Our Research and Development

The Company has 11 research and development personnel, including eight senior researchers from the original "Changchun Tractor" technology R & D department. Five of them are members of the Jilin Council of Agricultural Machinery. Mr. Zhang Weiguo, the leader of our R & D team, is the deputy chairman of the Jilin Council of Agricultural Machinery, a member of the State Council of the Agricultural Mechanization, a member of the State Agricultural Machinery Committee, and has earned a strong reputation in this industry in China. Our research and development personnel have improved and perfected the original design of the Changchun Tractor. We also developed the corn cutting and drying machine for which we have a patent in China.

Our Intellectual Property

As discussed, the Company owns the rights associated with the trademark “Chang Tuo™” in China, and owns one Chinese patent on its corn cutting and drying machine. The Company has a pending patent application on another product, which is the medium tractor 554 series.

Our Employees

The Company has 129 employees, including 98 first line operators, 11 R & D personnel and 20 for sales and administration.

We believe our relationship with our employees is good. We compensate our employees by salaries and bonus based on performance. We also provide training for our staff from time to time to enhance their technical and product knowledge, as well as their knowledge of industry quality standards. We have not experienced any significant problems or disruption to our operations due to labor disputes, nor have we experienced any difficulties in recruitment and retention of experienced staff. As required by applicable Chinese laws, we have entered into employment contracts with all of our officers, managers and employees. In addition, we are required by Chinese laws to cover employees in China with various types of social insurance. We have purchased social insurance for all of our employees.

Regulations

We are subject to national and local laws of China, including Chinese environmental laws and regulations. Under the relevant Chinese environmental laws, all manufacturing enterprises must submit an environmental impact report to the relevant environmental protection authority before starting production operations. In addition, manufacturing enterprise must engage professional environmental organizations to monitor and report on pollutants and emission regularly. We have taken necessary measures to control our discharges. We have obtained written approval from the Environmental Protection Brueau of Jilin Province to operate our business and we are currently in material compliance with the Chinese environmental laws and regulations.

Reports to Security Holders

We file reports with the Securities and Exchange Commission, or SEC, including annual reports and quarterly reports as well as other information we are required to file pursuant to securities laws. You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC which is http://www.sec.gov.

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis or Plan of Operation.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date thereof.  We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements.  Readers should carefully review the risk factors described in this Annual Report and in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report.

We cannot give any guarantee that these plans, intentions or expectations will be achieved. All forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of this Annual Report. Listed below and discussed elsewhere in this Annual Report are some important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included in this Annual Report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	our ability to finance our operations on acceptable terms, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing partnerships;

•	our ability to retain members of our management team and our employees;

•	our ability to retain existing clients or attract new clients;

•	our ability to adapt to the rapid technological change constantly occurring in the areas in which we provide services;

• •	our ability to offer services at prices which ares acceptable to clients; our ability to pay our debts;

•	competition that may arise in the future; and

•	identifying suitable acquisition candidates and integrating new acquisitions.

The foregoing does not represent an exhaustive list of risks. Please see “Risk Factors” below for additional risks which could adversely impact our business and financial performance. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date of this Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Report.

RISK FACTORS

RISKS ASSOCIATED WITH INVESTING IN OUR COMPANY

Our business, operations and financial condition are subject to various risks. Some of these risks are described below and you should take these risks into account in making a decision to invest in our common stock. If any of the following risks actually occurs, we may not be able to conduct our business as currently planned and our financial condition and operating results could be seriously harmed. In that case, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

We are in our early stages of development and face risks associated with a new company in a growth industry. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment. Even if we accomplish these objectives, we may not generate positive cash flows or the profits we anticipate in the future.

Unless we achieve profitability and positive cash flow, we may not be able to continue operations, and may not continue to remain as a going concern.

We have accumulated deficit of $1,417,168, as of December 31, 2008 and have suffered losses from operations in the past. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue in existence.

The Company’s continuation as a “going concern” is dependent upon ongoing profitable operations and related positive cash flow and to satisfaction of our immediate cash needs by external financing as needed.
We anticipate that we may need to raise additional capital to expand our operations. Our failure to raise additional capital will significantly affect our ability to fund our proposed activities.

To expand our operations, we will be required to raise additional funds. We do not know if we will be able to acquire additional financing an acceptable terms, if at all. Our failure to obtain additional funds would significantly limit or eliminate our ability to fund our expansion activities and may harm our future business prospects.

We incur additional costs as a publicly traded company which may cause us to be unable to operate profitably and we may also have difficulty establishing adequate management, legal and financial controls which are necessary to operate as a public company.

We are subject to significant additional costs as a publicly traded company. These costs include, among other things, increased legal and accounting costs.
Most of our operations are in the PRC. We may have difficulty in hiring and retaining a sufficient number of qualified personal to work in the PRC.  We may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that are standard in the U.S.  We may have difficulty establishing adequate management, legal and financial controls in the PRC.  Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002 and other applicable laws, rules and regulations.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business and the public announcement of such deficiencies could adversely impact our stock price.

Our disclosure controls and procedures and internal controls over financial reporting have been materially deficient.

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and (f) and15d-15(e) and (f) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our disclosure controls and procedures and  internal control over financial reporting are not effective as of December 31, 2008.

Our business is affected by the cyclical nature of the markets we serve.

Demand for our products depends upon general economic conditions in the markets. Our sales depend in part upon our customers’ replacement or repair cycles. Adverse economic conditions, including a decrease in commodity prices, may cause customers to forego or postpone new purchases in favor of repairing existing machinery. Downward economic cycles may result in reductions in sales of our products, which may reduce our profits.

Our success depends, in part, on the quality, efficacy and safety of our products.

Our success depends, in part, on the quality, efficacy and safety of our products. If our products are found to be defective or unsafe, or if they otherwise fail to meet our customers’ standards, our relationships with customers and consumers could suffer, the appeal of our brands could be diminished, and we could lose sales and/or become subject to liability claims, any of which could have a material adverse effect on our business, prospects, results of operations or financial condition.

Changes in price and significant shortages of component products could interrupt our business operations or plans for growth.

We are a significant user of steel and many commodities are required for the manufacture of our products. Increases in the prices of such commodities can be expected to increase our costs which would negatively impact profits.

We rely on suppliers to secure component products, particularly steel, required for the manufacture of our products. Eight of our suppliers provide more than 90% of the materials used in our production. A disruption in deliveries from our suppliers or a decrease in availability of such components or commodities could have an adverse affect on our ability to meet our commitments to customers and will increase our operating costs. We believe our source of supply of raw materials will be generally sufficient for our needs for the foreseeable future. However, our results of operations and financial condition could be negatively impacted should the supply turn out to be insufficient for our operations or should prices for such components.

Because we are a holding company with substantially all of our operations conducted through our subsidiaries, our performance will be affected by the performance of such subsidiaries.

As substantially all of our operations are conducted through our subsidiaries, we will be dependent on the cash flow of our subsidiaries to meet our obligations. Specifically, we have no operations independent of those of Changchun Densen, and our principal assets are our investments in Changchun Densen. As a result, we are dependent upon the performance of Changchun Densen and we will be subject to the financial, business and other factors affecting Changchun Densen, as well as general economic and financial conditions.

Because virtually all of our assets are held by operating subsidiaries, the claims of our stockholders will be structurally subordinate to all liabilities, obligations and trade payables of such subsidiaries. In the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be available to satisfy the claims of our stockholders only after all of our and our subsidiaries’ liabilities and obligations have been paid in full.

We may not successfully manage our growth.

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management, administrative, operational and financial resources. To manage this growth, if any, we may need to expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business and future prospects may be harmed.

The continued services and leadership of our senior management is critical to our ability to maintain growth and any loss of key personnel could adversely affect our business.

We depend, to a large extent, on the abilities and operations of our current management team. We have a particular reliance upon Lau San, our chairman and chief executive officer, for the direction of our business and leadership in our growth effort. The loss of the services of Lau San, or our other officers may have a material adverse effect on our business and prospects. We cannot guarantee that Lau San will continue to be available to us, or that we will be able to find a suitable replacement for Lau San on a timely basis.

In addition, we have not obtained life insurance on any of our key personnel. If any of them were to be seriously injured and become unable to work, our business and future prospects could be adversely affected.

We are in a highly competitive industry and failure to respond to our competition could adversely affect our business.

We operate in a highly competitive environment, and our outlook depends on a forecast of our share of industry sales predicated on our ability to compete with others in the marketplace. We compete against a number of companies, many of which have longer operating histories, established markets and far greater financial, advertising, research and development, manufacturing, marketing, personnel and other resources than we currently have or may reasonably expect to have in the foreseeable future.  Competitive pressures may necessitate price reductions, which can adversely affect revenues and profits. There can be no assurance that our products will be able to compete successfully with other companies. Thus, our share of industry sales could be reduced due to aggressive pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, our failure to price our products competitively or an unexpected buildup in competitors' new machines or dealer-owned rental fleets, leading to severe downward pressure on machine rental rates and/or used equipment prices.

If we fail to adequately protect or enforce our intellectual property rights, or to secure rights to patents   of others, the value of our intellectual property rights could diminish.

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

To date, we have secured one patent and have one patent applications pending with  the State Intellectual Property Office of the PRC. However, we cannot predict the degree and range of protection patents will afford us against competitors. Third parties may find ways to invalidate or otherwise circumvent our proprietary technology. Third parties may attempt to obtain patents claiming aspects similar to our patent applications. If we need to initiate litigation or administrative proceedings, such actions may be costly whether we win or lose.

Our success also depends on the skills, knowledge and experience of our scientific and technical personnel, consultants, advisors, licensors and contractors. To help protect our proprietary know-how and inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. If any of our intellectual property is disclosed, our value would be significantly impaired, and our business and competitive position would suffer.

If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages and compelled to defend against litigation.

If our products, methods, processes and other technologies infringe proprietary rights of other parties, we could incur substantial costs, and may have to obtain licenses (which may not be available on commercially reasonable terms, if at all), redesign our products or processes, stop using the subject matter claimed in the asserted patents, pay damages, or defend litigation or administrative proceedings, which may be costly whether it wins or loses. All of the above could result in a substantial diversion of valuable management resources.

We believe we have taken reasonable steps, including comprehensive internal and external prior patent searches, to ensure we have freedom to operate and that our development and commercialization efforts can be carried out as planned without infringing others’ proprietary rights. However, we cannot guarantee that no third party patent has been filed or will be filed that may contain subject matter of relevance to our development, causing a third party patent holder to claim infringement. Resolving such issues has traditionally resulted, and could in our case result, in lengthy and costly legal proceedings, the outcome of which cannot be predicted accurately.

We could be subject to litigation and contingencies.

We face an inherent business risk of exposure to various types of claims and lawsuits, and may be involved in various intellectual property, product liability, personal injury, product warranty, environmental claims and lawsuits, including other legal proceedings that arise in the ordinary course of our business. We could in the future incur judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on our results of operations in any particular period. In addition, any insurance we may have may not provide adequate coverage against any such claims.

Our business is sensitive to government spending.

Many of our customers in China depend substantially on government funding. In addition, we sell products to governments and government agencies in China. Any decrease or delay in government funding of agriculture industry could cause our revenues and profits to decrease.

RISKS ASSOCIATED WITH DOING BUSINESS IN CHINA

Changes in government monetary and fiscal policies could adversely affect our results.

Like most countries, China has established central banks to regulate monetary systems and influence economic activities, generally by adjusting interest rates. Interest rate changes affect overall economic growth, which affect our customers’ abilities to finance machine purchases and can change the optimal time to keep machines in a fleet. Also, government spending, including subsidies, finances much infrastructure development, such as highways, airports, sewer and water systems and dams. Tax regulations determine depreciation lives and the amount of money users can retain, both of which influence investment decisions. Developments more unfavorable than anticipated, such as declines in government revenues, decisions to reduce public spending or increases in taxes or changes in the tax system, could negatively impact our results.

We face the risk that changes in the policies of the Chinese government could have significant impact upon the business we may be able to conduct in China and the profitability of such business.

The economy of China is at a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government. Policies of the Chinese government can have significant effects on the economic conditions of China. Under our current leadership, the Chinese government has been following a model of market economy under socialism. We believe the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in China will follow market forces. However, there can be no assurance the Chinese government will continue to pursue these policies, including national policies to promote agriculture and farmers. The Chinese government may significantly alter such policies at any time, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting China’s political, economic or social life.

A change in policies by the Chinese government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on currency conversion, imports or sources of supplies; or the expropriation or nationalization of private enterprises.

The PRC laws and regulations governing our current business operations and contractual arrangements are uncertain, and if we are found to be in violation thereof, we could be subject to sanctions. In addition, any changes in such PRC laws and regulations may have a material and adverse effect on our business and prospects.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, and the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. As a result of these substantial uncertainties, there is a risk we may be found in violation of any current or future PRC laws or regulations which could have a material adverse impact on our financial condition, results of operations and future business prospects.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

All of our operations are conducted in the PRC and all of our revenues are generated from sales to businesses operating in the PRC. We anticipate that sales of our products in China will continue to represent a substantial proportion of our total sales in the near future.  Although the PRC economy has grown significantly in recent years, such growth may not continue. A slowdown in economic growth or other adverse changes in the PRC economy may affect demand for agricultural equipment. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and in turn reduce our results of operations.

Inflation in China could negatively affect our profitability and growth.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  Rapid economic growth can lead to growth in the money supply and rising inflation.  If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability.  These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

If relations between the United States and China deteriorate our stock price may decrease and we may experience difficulties accessing the U.S. capital markets.

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could impact the market price of our common stock and our ability to access US capital markets.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended and the Wholly-Foreign Owend Enterprise Law Implementing Rules (1990), as amended contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, the Company is required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As we rely entirely on revenues earned in the PRC, our cash flows, revenues and financial condition will be affected by any significant revaluation of the RMB. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, if the RMB appreciates against the U.S. dollar, the RMB equivalent of the US dollar we convert would be reduced. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

Since 1994 the PRC has pegged the value of the RMB to the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese RMB to the U.S. dollar. Under the new policy, RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. It is possible the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of THE RMB against the U.S. dollar. We can offer no assurance the RMB will be stable against the U.S. dollar or any other foreign currency.

PRC State Administration of Foreign Exchange (“SAFE”) Regulations regarding offshore financing activities by PRC residents have under gone continuous changes which may increase the administrative burden we face and create regulatory uncertainties that could adversely affect our business.

Recent regulations promulgated by the PRC State Administration of Foreign Exchange, or SAFE, regarding offshore financing activities by PRC residents have undergone a number of changes which may increase the administrative burden we face.  The failure by our stockholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident stockholders to liability under PRC law.

In 2005, SAFE promulgated regulations in the form of public notices, which require registrations with, and approval from, SAFE on direct or indirect offshore investment activities by PRC resident individuals.  The SAFE regulations require that if an offshore company directly or indirectly formed by or controlled by PRC resident individuals, known as “SPC,” intends to acquire a PRC company, such acquisition will be subject to strict examination by the SAFE. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise.

Because our principal assets are located outside of the United States and all of our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights based on  United States Federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the PRC.

All of our officers and directors reside outside of the United States. In addition, our operating subsidiaries are located in the PRC and substantially all of their assets are located outside of the United States. China does not have a treaty with the United States providing for the reciprocal recognition and enforcement of judgments of courts. It may therefore be difficult for investors in the United States to enforce their legal rights against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States federal securities laws or otherwise.

 We may have limited legal recourse under PRC law if disputes arise under our contracts with third parties.

The Chinese government has enacted laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations. Although legislation in China over the past 25 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties which could limit the legal protection available to us, and foreign investors. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. If our competitors engage in these practices, they may receive preferential treatment, giving them an advantage in securing business or with government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties which could adversely impact our financial condition and future operating prospects.

PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties.

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or CSRC, and SAFE jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006.  The M&A Rule purports, among other things, to require offshore special purpose vehicles, or SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

On September 21, 2006, pursuant to the M&A Rule and other PRC laws and regulations, the CSRC, in its official website, promulgated relevant guidance with respect to the issues of listing and trading of domestic enterprises’ securities on overseas stock exchanges (the “Administrative Permits”), including a list of application materials with respect to the listing on overseas stock exchanges by SPVs.

Based on our understanding of current PRC Laws, we are not sure whether the M&A Rule would require us or our entities in China to obtain the CSRC approval in connection with the transaction contemplated by the exchange agreement when entered into on September 9, 2008 in connection with the share growth prospects.

Further, if the PRC government finds that we or our Chinese shareholders did not obtain the CSRC approval, which CSRC may think we should have obtained we could be subject to severe penalties.  The M&A Rule does not stipulate the specific penalty terms, so we are not able to predict what penalties we may face, and how such penalties will affect our business operations or future strategy.

In addition, the M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction and in some situations, require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time.  The M&A Rule also requires PRC Ministry of Commerce antitrust review of any change-of-control transactions involving certain types of foreign acquirers.  Complying with the requirements of the M&A Rule to complete such transactions could be costly time-consuming, and any required approval processes, including obtaining approval from applicable regulatory authorities, could hamper or prevent us from implementing our strategic initiatives.

The Chinese government exerts substantial influence over the manner in which we conduct our business activities.

We are dependent on our relationship with the local government in the province in which we operate our business.  Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters.  We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the governments retain broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business licenses and requiring actions necessary for compliance. In particular, licenses, permits and beneficial treatments issued or granted to us by relevant governmental bodies are subject to periodic review and reassessment and may be revoked at a later time under contrary findings of higher regulatory bodies. If renewals, or new permits, business licenses or approvals required in connection with existing or new facilities or activities, are not granted or are delayed, or if existing permits, business licenses or approvals are revoked or substantially modified, we will suffer a material adverse effect. If new standards are applied to renewals or new applications, it could prove costly to us to meet any new level of compliance.

 Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

It may be difficult to protect our intellectual property rights under PRC law.

Intellectual property rights in China are still developing, and there are uncertainties involved in their protection and the enforcement of such protection.  We will need to pay special attention to protecting its intellectual property and trade secrets.  Failure to do so could lead to the loss of a competitive advantage that could not be compensated by a damages award.

The PRC government could revoke our land rights, which would leave us without our operational capabilities.

Under Chinese law, only the government owns land, and the government issues to tenants the rights to use property.  Use rights can be revoked and the tenants forced to vacate at any time when redevelopment of the land is in the public interest.  The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent.  Each of our two operating subsidiaries rely on these land use rights as the cornerstone of their operations, and the loss of such rights would have a material adverse effect on our company.

We currently enjoy government subsidies, and the loss of or reduction in these benefits may materially and adversely affect our business and results of operations.

In 2008, we were granted subsidies from the Chinese government of approximately $40 per small tractor and approximately $3,600 for each medium tractor.  These subsidies allow us to price our products more favorably to our customers, which resulted in an increase in sales.  If the Chinese government discontinues the subsidies, we would be forced to increase the sales price of our products which may hurt our sales revenue.

Under the New Enterprise Income Tax (“EIT”) Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed the New EIT Law and its implementing rules, both of which became effective on January 1, 2008.  Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. the implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.  Because the New EIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available.  Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders, and with respect to gains derived by our non-PRC stockholders from transferring our shares.

In addition, under the New EIT Law, dividends payable by a FIE to any of its foreign non-resident enterprise investors shall be subject to a 10% withholding tax, unless such foreign non-resident enterprise investor’s jurisdiction of incorporation has signed a tax treaty or arrangement for the avoidance of double taxation and the prevention of fiscal evasion with respect to taxes on income with China that provides for a reduced rate of withholding tax on dividends.

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks customarily covered by insurance in the United States.

Business insurance is not readily available in the PRC.  To the extent we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

We are subject to the environmental protection laws of China, which will likely increase our operating costs.

Our manufacturing process may produce by-products such as effluent, gases and noise, which are harmful to the environment.  We are subject to multiple  laws governing environmental protection, such as “the Law on Environmental Protection in the PRC” and “the Law on  Prevention of Effluent Pollution  in the PRC,” as well as standards set by the relevant governmental authorities determining the classification of different wastes and proper disposal.  Under the relevant Chinese environmental laws, all manufacturing enterprises must submit an environmental impact report to the relevant environmental protection authority before starting operations. In addition, manufacturing enterprises must engage professional environmental organizations to monitor and report on pollutants and emission regularly. We have taken necessary measures to control our discharges. We have obtained written approval from the Environmental Protection Brueau of Jilin Province to operate our business and we are currently in material compliance with the Chinese environmental laws and regulations.

China is experiencing substantial problems with environmental pollution.  Accordingly, it is likely that the national, provincial and local governmental agencies will adopt stricter pollution controls.  There can be no assurance that future changes in environmental laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities.  Our profitability may be adversely affected if additional or modified environmental control regulations are imposed upon us.

Price controls may affect both our revenues and net income.

The laws of the PRC provide for the government to fix and adjust prices. Although our products, most of which are agricultural machinery, are not presently subject to price controls, it is possible price controls may be imposed in the future, especially when China is trying to promote agriculture. To the extent we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and, unless there is also price control on the products we purchase from our suppliers, we may face no limitation on our costs. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

RISKS ASSOCIATED WITH INVESTING IN OUR COMMON STOCK

There can be no assurance that an established trading market will develop.

Although quotations for our common stock appear on the OTC Bulletin Board, the absence of a large trading volume in the common stock indicates there is no established trading market for the common stock. We can provide no assurance an established trading market will develop in the future or that you will be able to sell all or any portion of the holdings when you choose.

If a trading market for our common stock does develop, trading prices may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

In the event a trading market develops, the market price of our common stock may be based on factors that may not be indicative of future market performance. Consequently, the market price of our common stock may vary greatly. If a market for our common stock develops, there is a significant risk our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;
•	announcements that our revenue or income/loss levels are below analysts' expectations;
•	general economic slowdowns;
•	changes in market valuations of similar companies;
•	announcements by us or our competitors of significant contracts; or
•	acquisitions, strategic partnerships, joint ventures or capital commitments.

This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our stockholders may have difficulty reselling any of their shares.

There is no assurance our common stock will remain on the OTC Bulletin Board.

In order to maintain the quotation of our common stock on the OTC Bulletin Board, we must remain a reporting company under the Securities Exchange Act of 1934. It is possible our common stock could be removed from the OTC Bulletin Board and be traded on the Pink Sheets. In either venue, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

We are subject to the reporting requirements of the federal securities laws.

We are a public reporting company in the United States and, accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other information with the SEC will cause our expenses to be higher than they would be if we were a privately-held company. We are also required to prepare our financial statements in accordance with US GAAP, which further increases our operating expenses.

We have no dividend history and have no intention to pay dividends in the foreseeable future.

We have never paid dividends on or in connection with any class of our common stock and do not intend to pay any dividends to common stockholders for the foreseeable future.

Our officers, directors and principal stockholders own approximately 85% of our outstanding shares of common stock, allowing these stockholders to control matters requiring approval of our stockholders.

All of our officers and directors as a group own, in the aggregate, approximately 61.4% of our outstanding shares of common stock, giving them such concentrated control reduces your ability to influence the direction of the company and may adversely affect the price of our common stock. Control over matters requiring approval by our security holders, including the election of directors.

Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above for a discussion of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend their customers buy our common stock, which may limit your ability to buy and sell our stock, which could have an adverse effect on the market price for our shares and on your ability to dispose of your securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Our main offices and manufacturing facility is located in Jilin Province, China and consists of approximately 320,000 square meters. Our main manufacturing area, which includes a production assembly workshop, assembly lines and quality detection lines, occupies almost half the space in our complex. This complex also holds about 7,500 square meters of office buildings, 9,400 square meters of residential housing for our employees, 4,000 square meters for staff training, 1,200 square meters for cafeterias and dining halls and 6,000 square meters of warehouse space.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. The following chart sets forth the closing high and low sales prices of our common stock for each quarter from January 1, 2007 through December 31, 2008.

	High	Low
2008 by Quarter
January 1 - March 31	$1.80	1.20
April 1 - June 30	$1.20	1.20
July 1 - September 30*	$1.20	.75
October 1 - December 31*	$1.31	0.45

2007 by Quarter [1]
July 1 - September 30	$7.65	0.90
October 1 - December 31	$2.55	$0.90

* A reverse split of one for fifteen was effected on August 12, 2008.

1	Our common stock received approval to be quoted on the OTC Bulletin Board on June 21, 2007.

On April 15, 2009, the closing price for shares of our common stock, as reported by the Over-the-Counter Bulletin Board, was $0.51.

No prediction can be made as to the effect, if any, that future sales of shares of our common stock or the availability of our common stock for future sale will have on the market price of our common stock prevailing from time-to-time. The registration of additional shares of our common stock and the sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock.

(b) Record Holders. As of April 6, 2009, there were 123 registered holders of our common stock. As of April 6, 2009, there were 18,340,539 shares of common stock issued and outstanding.

(c) Dividends. We have not paid dividends on our common stock in the past and do not anticipate doing so in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the Loan and Security Agreement with Access Capital requires that we obtain their consent prior to paying any dividends.

(d) Sales of Unregistered Securities

During the period covered by this report we did not issue any other securities that were not registered under the Securities Act of 1933, as amended, except as previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due.. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the contingency has been resolved and the liabilities are no longer necessary.

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

Results of Operations for the years ended December 31, 2008 and 2007

CHINA TRACTOR HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS AND OTHER COMPREHENSIVE
GAINS/LOSS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007	Variance
			Amount	%

Net revenue	$26,598,861	$8,660,202	$17,938,659	207%
Cost of sales	(23,775,510)	(8,559,947)	(15,215,563)	178%

Gross profit	2,823,351	100,255	2,723,096	2716%
Operating expenses:
Selling and general and administrative expenses	(1,840,133)	(807,584)	(1,032,549)	128%
Impairment loss of assets	(80,981)	(639,251)	558,270	-87%
Profit/(Loss) from operations positive	902,237	(1,346,580)	2,248,817	-167%
Other income/(expenses)	1,078,924	(129,032)	1,207,956	-936%
Minority interest	(800,299)	102,041	(902,340)	-884%
Income tax expenses	(475,076)	-	(475,076)	N/A

Net profit/(loss) attributable to stockholders	705,786	(1,373,571)	2,079,357	-151%

Other comprehensive income/(loss)	1,021,199	1,005,899	15,300	2%

Comprehensive income/(loss)	$1,726,985	$(367,672)	2,094,657	-570%

Revenue

Revenue for the year ended December 31, 2008 was $26,598,861, as compared to $8,660,202 for the year ended December 31, 2007, an increase of $17,938,659 or 207%.  The increase is mainly resulted from the Chinese government’s policies for agriculture related business that started in 2008.  In 2008, we were granted subsidies from the Chinese government of approximately $40 per small tractor, which represents 3% of the unit selling price of the average small tractor.  In 2008, we were also granted subsidies from the Chinese government of approximately $3,600 per medium tractor, which represented 50% of the unit selling price of the average medium tractor.  After the respective unit price subsidies, we are able to lower our unit selling price to a more affordable target price for our customers.  As such, our sales volume in 2008 increased substantially compared to 2007.

Cost of sales

Cost of sales for the year ended December 31, 2008 increased to $23,775,510 from $8,559,947 for the year ended December 31, 2007, an increase of $15,215,563 or 178%.  The increase in cost of sales is in line with the increase of our sales.

Gross profit

The gross profit for the year ended December 31, 2008 was $2,823,351, which was an increase of $2,723,096 or 2,716% compared to $100,255 for the year ended December 31, 2007.  The increase of gross profit is due to increase of gross margin and sales volume.  The improvement of gross margin in 2008 is the results of various factors, including government subsidies, change in sales mix, increase of production capacity to lower our unit cost and more production experience contributed to lower unit cost. Of these factors, the government subsidies are the main driving force for the increase of our gross margin.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $1,840,133 for the year ended December 31, 2008 from $807,584 in 2007, an increase of $1,032,549 or 127%.  The increase general resulted from the increased sales and marketing work related to our increase in sales, which is 207%.  However, depreciation and amortization was $766,377 in 2008 compared to $604,685 in 2007, a slight increase.

Provision and impairment expenses

The provision and impairment expenses of $80,981 for the year ended December 31, 2008 represents the provision for obsolete inventory and allowance of advances to suppliers. The provision and impairment expenses in 2007 represents the impairment of land use rights.

Other income/ (expenses)-net

Other income-net for the year ended December 31, 2008 was $1,078,924, as compared to other expenses-net of $129,032 for year 2007. Other income for the year ended December 31, 2008 mainly consisted of subsidies from governments for agricultural machinery manufacturers of $943,660 and equity in earnings of Zhongji North, an investee of the company, of $125,113. Other expenses for the year ended December 31, 2007 mainly consisted of interest expenses related to bank loans.

Income tax expenses

Income tax expenses for the year ended December 31, 2008 represent accrued income tax in Chang Tuo owed from the profit occurred in 2008.

Minority interest

Minority interest resulted in loss of $800,299 for the year ended December 31, 2008 representing the 3% minority interest of Changchun Tractor in Densen and 52.5% minority interest in Chang Tuo.

Net loss/income

Net income in the year ended December 31, 2008 was $705,786, compared to a net loss of $1,373,571 in 2007. The Company had a net income in year 2008 because the Company increased production and sales volume of the small, medium and big tractors and improved the gross margin of product sales.

Comprehensive income

Comprehensive income in year 2008 was $1,021,199 compared to $1,005,899 in 2007. It represents the foreign currency translation income resulted from appreciation of Renmenbi against US dollar.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company suffered accumulated deficit of $1,410,859 as of December 31, 2008 and $2,122,955 as of December 31, 2007. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past. We have begun to achieve profitability in 2008, but there is no assurance that it will continue to be able to do so in the future. If we fail to maintain profitability, we cannot predict how long we can incur losses or whether we will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on the success of our plan to seek funding sources and the success of our future operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

However, our working capital was positive $4,146,306.  In addition, our wholly owned subsidiary, Densen Machinery is a recipient of subsidies and tax incentives from the Chinese government as part of their plan to promote the development of the agriculture industry in the northeast regions of China. We expect that these subsidies and tax incentives to continue in the near future and improve our liquidity, although the current world-wide economic crisis may cause the Chinese government to discontinue these incentives and subsidies. Further, demand for agricultural machines continues to be robust in China, including the provinces of Jilin, Liaoning, Heilongjiang and Shangdong, areas that are major markets for our products.

Operating Activities

The net cash used in operating activities during the year ended December 31, 2008 amounted to $1,641,810, compared to the net cash provided by operating activities during the year ended December 31, 2007 of $1,406,823. The net cash outflow from operating activities during year 2008 was mainly due to an increase in accounts receivable of $2,240,654, inventories of $7,523,917, and prepaid expenses and other assets of $315,598, by netting off an increase in accounts payable of $5,535,605, advances from customers of $235,605, depreciation and amortization of $766,377, an increase in minority interest of $800,299 and net profit of $705,786.   The increase in both operating assets and liabilities were mainly due to increase of sales and operating scale.  Especially the increase of inventory and accounts payable is mainly due to year end reserve for spring sales in early 2009.  The cash inflow during 2007 is mainly due to the decrease in inventory and advance to suppliers of $1,255,498 and $115,925 respectively, increase in accounts payable of $121,553 and accrued liabilities of $245,677, and depreciation, amortization and impairment of $1,230,808, by netting off the net loss of $1,416,052.

Investing Activities

Net cash used in investing activities amounted to $2,472,679 during the year ended December 31, 2008, compared to $5,775,989 in 2007. The net cash outflow during year 2008 primarily consisted of the cash outflow resulting from purchase of property and equipment of $1,927,085 and cash paid for an investment in subsidiary of $545,801. The cash outflow during the same period of 2007 is resulted from cash paid for purchase of property and equipment of $4,699,478 and an investment in subsidiary of $1,076,511.  The cash outflows in investing activities were mainly resulted from expansion of our production capacity and resources.

Financing Activities

Net cash provided by financing activities amounted to $3,211,522 during year 2008, compared to cash provided by financing activities amounted to $6,916,144 during year 2007. The net cash inflow during year 2008 was due to proceeds from short term loan of $4,308,952 and repayment to related parties of $1,097,430.  While the cash outflow during year 2007 consists of contributed capital from minority equity holder of $13,128,184 and proceeds from related party of $286,411 by netting off the repayment of short-term loans and long term loans of $6,498,451 in total.

Inflation

In the opinion of management, inflation has not had a material effect on the Company's financial condition or results of its operations.

Trends and uncertainties

Our wholly owned subsidiary, Densen Machinery is a recipient of subsidies from the Chinese government as part of their plan to promote the development of the agriculture industry in the northeast regions of China. We expect that these subsidies will continue in the near future and improve our liquidity, although the current world-wide economic crisis may cause the Chinese government to discontinue these incentives and subsidies. Further, demand for agricultural machines continues to be robust in China, including the provinces of Jilin, Liaoning, Heilongjiang and Shangdong, areas that are major markets for our products. The Company’s operations are affected by seasonal factors sales of our products are affected by shifts in seasonal cultivating trends. On the agricultural machinery business, the first quarter and third quarter are the off-season for sales; the second quarter and fourth quarter are the peak season for sales.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Notes thereto and the report of Goldman Parks Kurland Mohidin LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-17 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None
.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of controls and procedures.

As of the end of the period covered by this Annual Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Chief Executive Officer’s and Chief Financial Officer’s conclusion regarding the Company’s disclosure controls and procedures is based on management’s conclusion that there exists a lack of personnel and technological resources is a material weakness in our disclosure controls and procedures.

Manaagement’s Report on Internal Controls Over Financial Reporting..

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as defined in Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our internal control over financial reporting is not effective as of December 31, 2008 for the following reasons:

a.	Our internal accounting staff do not have sufficient U.S. GAAP knowledge and experiences
b.	Our senior financial staff lacks knowledge of internal control obligations

We plan to take the following steps to remediate the significant deficiencies in internal control over financial reporting that are identified above.

a.     Hire a senior accounting staff who has experiences in U.S. GAAP and SOX 404 to oversee the financial reporting process in order to ensure the Company’s compliance with U.S. GAAP and security laws.
b.     Provide training to accounting staff on U.S. GAAP

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal control over financial reporting.

No significant changes were made in our internal control over financial reporting during the Company’s fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions with us held by each person and the date such person became a director or executive officer. Each year the stockholders elect the members of our Board of Directors
The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Title
Lau San	57	CEO, Chairman
Liu Jingdong	32	President, Director
Chen Guocheng	45	CFO, Director
Changfu Wang	67	Independent Director
Dr. Baoyun Qiao	43	Independent Director

LAU San Chairman of the Board of Directors and Chief Executive Officer. Mr. Lau became our Chairman and Chief Executive Officer on September 9, 2008, upon consummation of our share exchange with Densen. Mr. Lau is the founder of Densen and Changchun Densen, and served as Chairman of these two companies since their inception in 2005. From 1992 to 2005, Mr. Lau was mainly engaged in real estate development through Densen Investment Co., Ltd., which was established in December 1991. In 2003, Mr. Lau was elected as member of the Chinese People's Political Consultative Conference of Heilongjiang Province Vice President of the Overseas Friendship Association of Heilongjiang Province and Vice President of the Federation of Chinese Businessmen. Mr. Lau graduated from University of Heilongjiang, with a Masters degree in Law.

Jingdong LIU President and Director. Mr. Liu became President and Director on September 9, 2008, upon consummation of our share exchange with Densen. Mr. Liu has been the President of Changchun Densen since its inception in 2005, and is in charge of purchasing and sales management. Mr. Liu graduated with a Bachelor of Economic Management from the North York University of Canada in 2004. Mr. Jingdong Liu is the son of Mr. Lau San.

Guocheng CHEN Chief Financial Officer and Director. Mr. Chen became a Director and our Chief Financial Officer on September 9, 2008, upon consummation of our share exchange with Densen. Mr. Chen has been the Chief Financial Officer of Changchun Densen since October 2005. He has 25 years experience in corporate accounting and finance. From 2001 to October 2005, he served as the Chief Financial Officer of Changchun Dahe Company, a Hong Kong listed company. From 1984 to 2001, Mr. Chen worked for Shulan Mining Bureau, and held the positions of Financial Controller, Chief Financial Officer, and Director of Operations. Mr. Chen graduated with a Bachelor of Industrial Accounting from Jilin Economic Trade College.

Changfu WANG Independent Director. Mr. Wang became our Independent Director on September 9, 2008, upon consummation of our share exchange with Densen. Before joining us, Mr. Wang was a top provincial official. He served as Vice Secretary General of Heilongjiang provincial government from March 2003 to March 2008. During the period of 1965 to 2003, Mr. Wang was engaged in forestry resource management for Heilongjiang provincial government and served as Director of Bureau for Main Office of Heilongjiang Forestry Industry. Mr. Wang graduated with a Bachelor of Forestry Industry from Northeast Forestry Industry College.

Dr. Baoyun QIAO Independent Director. Dr. Qiao became our Independent Director on September 9, 2008 upon consummation of our share exchange with Densen. He is a Professor of Economics and Dean at the China Academy of Public Finance and Policy, at the Central University of Finance and Economics since July, 2008. Dr. Qiao graduated from Georgia State University, where he earned his Ph.D. in economics. He has been a senior research associate of Georgia State University since January, 2003. He has published numerous papers and his research interest is in the area of finance, public economics, development economics and macroeconomics as well as China’s economy. Professor Qiao has served as the Vice President of Chinese Economist Society since 2007.

Code of Conduct and Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics.  As adopted, our Code of Business Conduct and Ethics sets forth written standards designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents we file with, or submit to, the SEC and in other public communications made by us;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the code to an appropriate person or persons identified in the Code; and

•	accountability for adherence to the Code.

A copy of our Code of Business Conduct and Ethics has been filed with the SEC as an exhibit to this report. The Code of Business Conduct and Ethics is available at our website at www.densen.com.cn. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to Kalun Industrial Zone, Jiutai Economic Development Zone, Changchun City, Jilin Province, People’s Republic of China, Attention: CTHL Corporate Secretary.

Director Independence

The Board has reviewed each of the directors’ relationships with the Company in conjunction with the definitions set out in NASDAQ Rule 4200(a)(15) and has affirmatively determined that two of our directors, Changfu Wang and Baoyun Qiao, are independent of management and free of any relationship that would interfere with the independent judgment as members of the Board of Directors or any committee thereof.

Committees of the Board of Directors

Our Board of Directors in its entirety acts as the audit committee, nominating committee and compensation committee. Our Board of Directors may create an audit committee, nominating committee and compensation committee in the future. Our Board of Directors intends to adopt charters for these committees at such time as the committee is created.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and ten percent stockholders are charged by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2008, our officers, directors and ten percent stockholders are in compliance with Section 16(a), except that the Form 3s filed by each of our officers and directors, Lau San, Liu Jingdong, Chen Guochen, Wang Changfu, and Qiao Baoyun were late.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by the Company for services rendered for the past two completed fiscal years to the principal executive officer at the end of the year ended December 31, 2008. We did not have any officer whose cash compensation exceeded $100,000.  No equity awards were given to our officers and directors.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lau San CEO & Chairman(1)	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Chenxi Shi (2)	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Lau San became our CEO on September 9, 2008.
(2) Chenxi Shi resigned as President and CEO on September 9, 2008.

Following the share exchange and reorganization effected on September 9, 2008, we have decided, and our Chief Executive Officer, has agreed that no compensation will be paid in 2008.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. During the fiscal year ended December 31, 2008, our compensation to our directors is set forth in the following table.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lau San	0	0	0	0	0	0	0
Liu Jingdong	0	0	0	0	0	0	0
Chen Guochen	0	0	0	0	0	0	0
Wang Changfu	0	0	0	0	0	0	0
Qiao Baoyun	0	0	0	0	0	0	0

Following the share exchange and reorganization effected on September 9, 2008, we have decided, and our Board of Directors have agreed that no compensation will be paid to them in 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table sets forth below certain information regarding the beneficial ownership of our common stock, our only class of outstanding voting securities, as of April 6, 2009, based on 18,340,539 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and officers, and (iii) all officers and directors as a group.

Unless otherwise indicated, we believe all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them.

Name and Address of Beneficial Owner	Title, if any	Amount and Nature of Beneficial Ownership	Percentage of Common Stock
Lau Lau San	CEO & Chairman	10,000,000	54.6%
Liu Jingdong	President, Director	1,000,000	5.5%
Chen Guocheng	CFO, Director	200,000	1.1
Changfu Wang	Independent Director	50,000	*
Dr. Baoyun Qiao	Independent Director	30,000	*

All of our officers and directors as a group (5 individuals)		11,280,000	61.4%

*less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Prior to the beginning of the fiscal year and prior to the share exchange we were parties to the following related party transactions:

The director of the Company, Mr. Lau San, loaned money to the Company for working capital. These amounts are interest- free, unsecured and repayable on demand.  The payable balances as of December 31, 2008 and 2007 are $1,005,084 and $125,838 respectively.

The balance of due to related parties under Mudanjiang Bingjiang Garden City represented consideration payable to the Company for the construction of properties. Mr. Lau San, the director of the Company, has a controlling interest in Mudanjiang Bingjiang Garden City. The balance was interest free and was repaid in March 2008.

The Company borrowed money from Changchun Junming Machinery Co., Ltd, which is controlled by Mr. Lau San, the director of the Company for use in operations. The loan bore no interest and the principal is due upon demand.   The payable balances as of December 31, 2008 and 2007 are $148,734 and $341,805, respectively.

The Company borrowed money from Shenzhen Junsheng Property Management Co., Ltd., which is controlled by Ms. Yang, Fengyan, Mr. Lau San’s wife, for use in operations. The loan bore no interest and the principal is due upon demand.  The payable balances as of December 31, 2008 and 2007 are $14,590 and nil respectively.

The Company, as minority shareholder of Zhongji North, borrowed money from Zhongji, to fund the Company’s operations. These amounts are interest-free, unsecured and the principal is due upon demand.  The payable balances as of December 31, 2008 and 2007 are $413,666 and $233,329 respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2008 and December 31, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2008	December 31, 2007
Audit Fees	$90,000	$90,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
TOTAL	$90,000	$90,000

Audit Committee Policies

The Board of Directors is solely responsible for the approval in advance of all audit and permitted non-audit services to be provided by the independent auditors (including the fees and other terms thereof), subject to the de minimus exceptions for non-audit services provided by Section 10A(i)(1)(B) of the Exchange Act, which services are subsequently approved by the Board of Directors prior to the completion of the audit. None of the fees listed above are for services rendered pursuant to such de minimus exceptions.

Part IV

ITEM 15. EXHIBITS

Item Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on February 13, 2006)
3.2	Certificate of Amendment filed with the Delaware Secretary of State on July 31, 2008 effective August 12, 2008 (incorporated by reference from our Current Report on Form 8-K, filed on August 12, 2008)
3.3	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
(10)	Material Contracts
10.1	Licensing Agreement dated October 2004 between Royaltech Corp. and Mr. Kang Zhang (incorporated by reference from our Registration Statement on Form SB-2 filed on February 13, 2006)
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
10.8
Share Exchange Agreement, entered into on September 8, 2008, by and among Royaltech, Densen, and the shareholders of all the outstanding shares of Densen. (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2008)

10.9
Stock Purchase Agreement, entered into on September 8, 2008, by and between Royaltech and FirsTrust Group Inc. (incorporated by reference from our Current Report on Form 8-K, filed on September 15, 2008)

(21)	Subsidiaries of the registrant
21.1*	List of Subsidiaries
(31)	Section 302 Certification
31.1*	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
(32)	Section 906 Certification
32.1*	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2*	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
____________________
* filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of China Tractor Holdings, Inc.

We have audited the balance sheets of China Tractor Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations and other comprehensive income (loss), shareholders equity and cash flows for the years ended December 31, 2008 and 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with U.S. generally accepted accounting principles.

/s/ Goldman Parks Kurland Mohidin LLP

Goldman Parks Kurland Mohidin LLP
Encino, California
April 14, 2009

PART I - FINANCIAL INFORMATION

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$1,979,153	$2,714,239
Accounts receivable	2,275,976	2,421
Other receivables, net of allowance for doubtful accounts	470,632	174,183
Advance to suppliers	554,376	1,076,042
Inventories, net	8,960,235	1,224,578
Prepaid expenses	8,754	3,039
Taxes recoverable	663,836	276,912
Due from related parties	1,900,128	-
Total current assets	16,813,090	5,471,414

Property, plant and equipment, net	21,832,068	20,196,721
Construction in progress	600,398	-
Intangible assets	553,465	571,604
Land use right	3,071,373	2,937,090
Land use right deposit	1,038,174	590,337
Long-term equity investments	1,877,836	1,121,122
Deferred tax assets	30,394	-

TOTAL ASSETS	$45,816,798	$30,888,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term loans	$4,376,878	$-
Accounts payable	6,628,498	942,396
Advance from customers	282,235	39,904
Salary payable	116,823	4,956
Accrued expenses and other payables	718,450	156,951
Due to related parties	1,582,074	1,085,215

Total current liabilities	13,704,958	2,229,422

MINORITY INTERESTS	15,764,939	14,039,158

STOCKHOLDERS’ EQUITY
Common shares, issued and outstanding; 18,310,539 and 16,720, 534 shares, par value $0.001 per share	1,831	1,672
Additional paid-in capital	15,183,276	15,183,228
Accumulated other comprehensive income	2,578,962	1,557,763
Accumulated deficit	(1,417,168)	(2,122,955)

TOTAL STOCKHOLDERS’ EQUITY	16,346,901	14,619,708

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,816,798	$30,888,288

The accompanying notes are an integral part of the consolidated financial statements

CHINA TRACTOR HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the Year Ended December 31
	2008	2007

Net revenue	$26,598,861	$8,660,202
Cost of sales	(23,775,510)	(8,559,947)

Gross profit	2,823,351	100,255
Operating expenses:
Sales and marketing expenses	(276,924)	(123,747)
General and administrative expenses	(1,563,209)	(683,837)
Provision and impairment loss of assets	(80,981)	(639,251)

Profit/(Loss) from operations	902,237	(1,346,580)
Equity in earnings in investee	125,113
Interest income	7,692	9,321
Gain/(Loss) on disposal of fixed assets	-	362
Government grant income	943,660	65,641
Other income	48,534	587
Interest expense	(11,274)	(203,241)
Other expenses	(34,801)	(1,702)

Profit/(Loss) before income taxes and minority interests	1,981,161	(1,475,612)

Minority interest	(800,299)	102,041

Profit/(loss) before income taxes	1,180,862	(1,373,571)
Income tax expenses	(475,076)	-

Net profit/loss attributable to stockholders	705,786	(1,373,571)

Other comprehensive income/(loss)	1,021,199	1,005,899

Comprehensive income/(loss)	$1,726,985	$(367,672)

The accompanying notes are an integral part of the consolidated financial statements

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007

	Shares	Common Stock	Additional Paid-in Capital	Other comprehensive income (loss)	Accumulated surplus/(Deficit)	Total
Balance December 31, 2006	$16,720,354-	$1,672	$15,183,228	$551,864	$(749,384)	$14,987,380

Capital contribution	-	-	-	-	-	-
Fractional shares	-	-	-	-	-	-
Issuance of shares for services	-	-	-	-	-	-
Foreign Currency Translation	-	-	-	1,005,899	-	1,005,899
Net loss	-	-	-	-	(1,373,571)	(1,373,571)

Balance December 31, 2007	$16,720,354	$1,672	$15,183,228	$1,557,763	$(2,122,955)	$14,619,708

Recapitalization of Densen on reverse acquisition	1,590,185	159	48	-	-	207
Foreign Currency Translation	-	-	-	1,021,199	-	1,021,199
Net income	-	-	-	-	705,787	705,787

Balance December 31, 2008	$18,310,539	$1,831	$15,183,276	$2,578,962	$(1,417,168)	$16,346,901

The accompanying notes are an integral part of these consolidated financial statements

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF  CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net income/loss	$705,786	$(1,416,052)
Adjustments to reconcile net income/(loss) to cash provided (used) by operating activities:	-	-
Minority interest	800,299	(59,560)
Depreciation and amortization	766,377	604,685
Provision for doubtful receivables	80,981	(13,652)
Impairment of intangible assets	-	626,123
Investment income	(125,113)	-
Deferred tax assets	(29,922)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,240,654)	(92,788)
Inventories	(7,523,917)	1,255,498
Advances to suppliers	527,885	115,925
Prepaid expenses and other assets	(315,598)	19,414
Accounts payable	5,535,605	121,553
Advance from customers	235,935	-
Accrued expenses and other current liabilities	(59,474)	245,677
Cash provided (used) by operating activities	(1,641,810)	1,406,823

Cash flows from investing activities:
Cash paid for long- term investment	(545,801)	(1,076,511)
Purchase of property and equipment and other long-term assets	(1,927,085)	(4,699,478)
Net cash used for investing activities	(2,472,886)	(5,775,989)

Cash flows from financing activities:
Contributed Capital - Minority	-	13,128,184
Proceeds on short-term loan	4,308,952	-
Proceeds from related parties - net	(1,097,430)	286,411
Repayments on short-term loan	-	(5,185,633)
Repayments on long-term loan	-	(1,312,818)
Net cash provided by financing activities	3,211,522	6,916,144

Effect of exchange rate changes on cash	168,088	109,522

Net increase (decrease) in cash and cash equivalents	(735,086)	2,656,500

Cash and cash equivalents, beginning balance	2,714,239	57,739

Cash and cash equivalents, ending balance	$1,979,153	$2,714,239

The accompanying notes are an integral part of these consolidated financial statements

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1—ORGANIZATION AND PROPOSED BUSINESS OPERATIONS

Densen Machinery Investment Limited ("Densen Machinery") was incorporated in April 2005 in Hong Kong. In June 2005, Densen Machinery signed an agreement with Densen Investment Limited (“Densen Investment”) to obtain assets from Densen Investment. Densen Machinery invested $15,180,000 to establish Changchun Densen Agriculture Machinery Manufacturing Co., Ltd. (“Changchun Densen”) on September 27, 2005. Changchun Densen is engaged in the R&D and production of low-speed vehicles, tractors and construction machinery. According to the revised articles of association dated January 09, 2007, Changchun Tractor (Group) Co., Ltd. (“Changchun Tractor”) invested trademark amounted to $471,445 to Changchun Densen. After this investment, Changchun Tractor obtained 3% equity in Changchun Densen. On April 23, 2007, the company name of Changchun Densen was changed to Changchun Densen Changtuo Agriculture Machinery Manufacturing Co., Ltd. accordingly. Based on an investment agreement signed on November 20, 2007, Changchun Densen and State-owned Assets Supervision and Administration Commission of Changchun (SOASACC) jointly invested to establish Chang Tuo Agricultural Machinery Equipment Group Co., Ltd. (“Chang Tuo”) in November 2007. The total registered capital of Chang Tuo is RMB200,000,000 which includes RMB100,000,000 from SOASACC, RMB95,000,000 from Changchun Densen and RMB5,000,000 from the operator, Mr. Yu Han. Chang Tuo is engaged in the R&D and production of low-speed vehicles, tractors and construction machineries, and sales of agricultural machinery and accessories.

Pursuant to the Share Exchange Agreement by and among Royaltech Corp. (“Royaltech”), a Delaware corporation, Densen Machinery, and the shareholders of all the outstanding shares of Densen, on September 9, 2008 (the “Closing Date”), Royaltech issued 16,720,354 shares of its common stock in exchange for all the issued and outstanding shares of Densen. The former shareholders of Densen acquired approximately 91.3% of the issued and outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”), of Royaltech. This transaction has resulted in a change in control of Royaltech to the former shareholders of Densen. In connection with the change in control, Mr. Lau San became Chairman of the Board of Directors and Chief Executive Officer, Mr. Lau Jingdong became President, and Mr. Chen Guocheng became Chief Financial Officer of Royaltech. This transaction has been accounted for as a recapitalization of Densen and not as a business combination. Accordingly, no pro forma information is presented. The historical financial statements are that of Densen.

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

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

On September 19, 2008, Royaltech amended Article I of its Certificate of Incorporation solely to change the corporate name from “Royaltech Corp.) to “China Tractor Holdings, Inc.” (“China Tractor”, or “the Company”, or “We”, or “us”)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Tractor Holdings, Inc., its 97%-owned subsidiary Changchun Densen Changtuo Agriculture Machinery Manufacturing Co., Ltd. (“Changchun Densen”), its 70%-owned subsidiary Jilin Qilida Bearing Co., Ltd. (“JQBC”) and its 47.5%-owned joint venture Chang Tuo Agricultural Machinery Equipment Group Co., Ltd. (“Chang Tuo”) as of and for the year ended December 31, 2008. As the Company appointed 4 directors of total 7 seats of Chang Tuo, the accounts of Chang Tuo is included in this consolidation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated  financial statements have been translated and presented in United States Dollars ($).

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount of property and equipment and intangible assets; the allocation of the purchase price for the Company’s acquisitions; the collectibility of accounts receivable; the fair value of share-based compensation; the useful lives and salvage values of property and equipment; the realizability of inventories; and amounts recorded for contingencies. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results may differ from those estimates.

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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
DECEMBER 31, 2008

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying values of long-lived assets, including property, plant and equipment, land use right and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. For 2008, the Company performed annual impairment review of long-lived assets and concluded that there was an impairment loss of land use right of $695,822.

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The adoption of SFAS 157 has no material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 were effective for 2008. The adoption of SFAS 159 had no material effect on our financial statements.

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

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. Our management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Our management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

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

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 2   ACCOUNTS RECEIVABLE

As of December 31, 2008 and 2007, the Company’s accounts receivable consist of the following:

	2008	2007

Accounts receivable	$2,278,559	$2,421

Less: Allowance for doubtful accounts	(2,583)	-

Accountants receivable, net	$2,275,976	$2,421

NOTE 3   INVENTORIES

Inventories, by major categories, as of December 31, 2008 and 2007 are as follows

	2008	2007

Raw materials	$4,435,034	$768,567
Work in progress	1,119,496	-
Low value consumables	123,437	71,392
Packaging materials	1,579	-
Materials on consignment for further processing	18,638	-
Finished goods	3,284,065	384,619
	8,982,249	1,224,578

Less: Allowance for obsolete inventories	(22,014)	-
	-	-
Inventories, net	$8,960,235	$1,224,578

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 4   ADVANCE TO SUPPLIERS

Advance to suppliers represent partial payments or deposits on inventory purchases and amounted to $554,376 and $1,076,042 as of December 31, 2008 and 2007, respectively.

NOTE 5   OTHER RECEIVABLES

As of December 31, 2008 and 2007, the Company’s other receivables consist of the following:

	2008	2007

Advance to employees for business purpose	$123,698	$142,736
Prepayment	28,827	-
Rebate receivable	48,496	-
Deposit for acquisition of long-term assets	-	45,119
Others	284,201	-
	485,222	187,855

Less: Allowance for doubtful accounts	(14,590)	(13,672)

Total other receivables, net	$470,632	$174,183

NOTE 6    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2008 and 2007 consist of the following:

	2008	2007

Cost:
Plant and Building	$20,940,518	$19,457,464
Machinery and Equipment	1,967,750	1,267,496
Office Furniture and Equipment	125,881	64,192
Transportation Equipment	296,274	209,923
Total at cost	23,330,423	20,999,075

Less: Accumulated depreciation	(1,498,355)	(802,354)

Total property, plant and equipment, net	$21,832,068	$20,196,721

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

The range of estimated useful lives to depreciate property, plant and equipment is as follows:

Estimated useful life
Plant and Building	30-40 years
Machinery and Equipment	10 years
Office Furniture and Equipment	5 years
Transportation Equipment	5 years

Depreciation expense for 2008 and 2007 was $641,735 and $543,912 respectively.

NOTE 7   LAND USE RIGHTS

Land use rights were as follows:

	2008	2007

Cost of land use right	$3,950,862	$3,702,438

Less: Accumulated amortization	(183,667)	(113,278)
	3,767,195	3,589,160

Less: Impairment loss on land use right	(695,822)	(652,070)

Land use rights, net	$3,071,373	$2,937,090

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

An amortization expenses for 2008 and 2007 was $61,813 and $69,885 respectively.

The estimated annual amortization expense for land use rights for the next five years and thereafter is expected to be as follows:

Year	Amortization Expenses

2009	$61,813
2010	61,813
2011	61,813
2012	61,813
2013	61,813
Thereafter	2,762,308

Total	$3,071,373

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 8 LAND USE RIGHT DEPOSIT

Land use right deposit was as following:

	2008	2007

Land use right deposit	$1,038,174	$590,337

NOTE 9   OTHER INTANGIBLE ASSETS

As of December 31, 2008 and 2007, the Company’s intangible assets related to the Company’s acquisitions consisted of the following:

	Useful life	2008	2007
Amortizable intangible assets:
Trademark	10 years	$538,356	$504,505
Capitalized accounting software	10 years	14,185	6,427
Non-patent techniques	10 years	87,538	82,033
Total at historical cost		640,079	592,965

Less: Total accumulated amortization		(86,614)	(21,361)

Other intangible assets, net		$553,465	$571,604

Other intangible assets are stated at cost less accumulated amortization. The amortization of other intangible assets for 2008 and 2007 was $61,758 and $12,531 respectively.

The estimated amortization expense for the next five years and thereafter is expected to be as follows:

Year	Amortization Expenses

2009	$61,758
2010	61,758
2011	61,758
2012	61,758
2013	61,758
Thereafter	244,675

Total	$553,465

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 10   LONG TERM INVESTMENT

As of December 31, 2008 and 2007, the Company’s investment consists of the following:

	2008		2007

Zhongji North Machinery Co., Ltd.	24%	$ 1,877,836	24%	$ 1,121,122

Zhongji North Machinery Co., Ltd was established on November 22, 2007 and the total registered capital is RMB50,000,000. Zhongji North Machinery Co., Ltd.’s principal activities are development, manufacturing, sale and foreign trading of agricultural machineries and other machineries, manufacturing and sale of parts and accessories of agricultural machineries and other machineries.  The condensed balance sheet and income statement of Zhongji North are summarized as follows:

Balance Sheet as of December 31
	2008	2007
Assets
Cash	$2,481,590	$2,944,360
Receivables	3,499,959	1,294,029
Inventories	1,895,571	-
Long-term assets	2,054,884	-

Total assets	$9,932,004	$4,238,389

Liabilities and shareholder’s equity
Payables	1,432,339	-
Long-term liabilities	675,349	-
Paid-in capital	7,294,797	4,238,389
Retained earnings	521,303	-
Foreign currency translation	8,216	-
Total liabilities and shareholder’s equity	$9,932,004	$4,238,389

Income Statement for Years ended December 31
	2008	2007

Revenue	14,600,587	-
Cost of sales	(13,143,044)	-
Gross margin	1,457,543	-
Expenses	(760,309)	-
Earning before income tax	697,234	-
Income tax	(175,931)	-

Net profit	$521,303	$-

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 11  SHORT-TERM LOANS

Short-term loans represent amounts due to various financial institutions which are normally due within one year. As of December 31, 2008, the Company’s short term loans consisted of the followings:

Loan from Jilin bank Changchun Ruixiang Sub-Branch, due from December 10, 2008 to November 26, 2009. with interest rate at 7.2540% per annum, pledged by the Company’s building and land use right	$4,376,878

NOTE 12   ACCRUED EXPENSES AND OTHER PAYABLES

As of December 31, 2008 and 2007, the accrued expenses and other liabilities of the Company are summarized as follows:

	2008	2007

Other payables – equipment purchases payable	$63,109	$57,143
– warranty deposit	109,013	19,901
– borrowing from third party	542,441	68,361
– Others	3,887	11,546

Total accrued expenses and other payables	$718,450	$156,951

The Company borrowed money from a close friend of the shareholder, Mr. Lau San, for use in operations. The loan bore no interest, without formal repayment terms.  The balance of the loan as of December 31, 2008 and 2007 amounted to $542,441 and $68,361, respectively.

NOTE 13   RELATED PARTY BALANCE AND TRANSCATIONS

Due from related parties

As of December 31, 2008, the balance of due from related parties is presented below:

Mudanjiang Binjiang Garden City	$1,900,128

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

The amount due from Mudanjiang Binjiang Garden City represented short term loan granted by the Company. Mudanjiang Binjiang Garden City was controlled by Mr.Lau San, the director of the Company. The borrowing bore no interest, and had no formal repayment terms.

Due to related parties

As of December 31, 2008 and 2007, due to related parties is summarized as follows:

	2008	2007

Lau San	$1,005,084	$125,838
Mudanjiang Bingjiang Garden City	-	384,243
Changchun Junming Machinery Co., Ltd	148,734	341,805
Shenzhen Junsheng Property Management Co., Ltd.	14,590
Zhongji North Machinery Co., Ltd	413,666	233,329

Total due to related parties	$1,582,074	$1,085,215

The director of the Company, Mr. Lau San, loaned money to the Company for working capital. These amounts are interest- free, unsecured and repayable on demand.

The balance of due to related parties under Mudanjiang Bingjiang Garden City represented consideration payable to the Company for the construction of properties. Mr. Lau San, the director of the Company, has a controlling interest in Mudanjiang Bingjiang Garden City. The balance was interest free and was repaid in March 2008.

The Company borrowed money from Changchun Junming Machinery Co., Ltd, which is controlled by Mr. Lau San, the director of the Company for use in operations. The loan bore no interest and the principal is due upon demand.

The Company borrowed money from Shenzhen Junsheng Property Management Co., Ltd., which is controlled by Ms. Yang, Fengyan, Mr. Lau San’s wife, for use in operations. The loan bore no interest and the principal is due upon demand.

The Company, as minority shareholder of Zhongji North, borrowed money from Zhongji, to fund the Company’s operations. These amounts are interest-free, unsecured and the principal is due upon demand.

NOTE 14   G OVERNMENT GRANT INCOME

In 2008, Chang Tuo received a $861,790 subsidy from Jiutai Municipal Bureau of Finance for the improvement of the assembly line of big and medium tractors. Changchun Densen received a $71,816 subsidy from Jiutai Municipal Bureau of Finance in 2008.

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 15   MINORITY INTERESTS

Minority interests on the consolidated statement of income and comprehensive income of $800,299 and $(102,041) for the year ended December 31, 2008 and 2007 respectively represents the minority shareholders’ proportionate share of the net income/(loss) of the Company.

NOTE 16   INCOME TAX

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

Changchun Densen had net operating profit of approximately $35,000 and net operating loss of approximately $1,362,000 for the year ended December 31, 2008 and 2007, respectively, while Chang Tuo had net operating profit of approximately $1,504,000 and net operating loss of approximately $113,000 for the year ended December 31, 2008 and 2007, respectively, while JQBC had net operating loss of approximately $12,000 and Nil for the year ended December 31, 2008 and 2007.  A 100% valuation allowance has been established due to the uncertainty of its realization.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for 2008:

	2008	2007

US statutory rates	(34)%	(34)%
Tax rate difference	9%	1%
Valuation allowance	(0.2)%	(33)%
Effect of tax holiday	0.4%
Equity in earnings of investee	1.2%

Tax per financial statements	(23.6)%	-

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 17   OPERATING RISK

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

The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Renminbi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice. The exchange rate of Renminbi converted to US dollars as of December 31, 2008 and 2007 was 6.8542 and 7.3141 respectively.

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

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company’s future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of December 31, 2008 and believes its exposure to interest rate risk is not material.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 2009
/s/ Lau San
Lau San
Chief Executive Officer and Chairman

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lau San	Chief Executive Officer and	April 15, 2009
Lau San	Chairman

/s/ Chen Guocheng	Chief Financial Officer and	April 15, 2009
Chen Guochen	Director

/s/ Liu Jingdong	President and Director	April 15, 2009
Glenn Peipert

/s/ Changfu Wang	Director	April 15, 2009
Changfu Wang

/s/ Dr. Baoyun Qiao	Director	April 15, 2009
Dr. Baoyun Qiao