Form 10-Q
period 2009-03-31
China Tractor Holdings, Inc.
filed 2009-05-20
CIK 1352884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009 or

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

86-431-82561001
(Issuer’s telephone number, including area code) (Former name or former address, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (Registrant is not yet required to provide financial disclosure in an Interactive Data File format.) Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 20, 2009, there were 18,340,539 shares of the Company’s common stock outstanding.

CHINA TRACTOR HOLDINGS, INC.

TABLE OF CONTENTS

FORM 10-Q

March 31, 2009

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements		2
Condensed Consolidated Balance Sheets (unaudited)		3
Condensed Consolidated Statements of Operations and other Comprehensive Income (Loss)		4
Condensed Consolidated Statements of Cash Flows (unaudited)		5
Notes to the Condensed Consolidated Financial Statements (unaudited)		6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		21
Item 3. Quantitative and Qualitative Disclosure About Market Risks		27
Item 4. Controls and Procedures		27

PART II - OTHER INFORMATION

Exhibit 31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 & DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$6,078,857	$1,979,153
Accounts receivable, net	3,795,933	2,275,976
Other receivables, net	993,799	470,632
Advance to suppliers, net	1,337,072	554,376
Inventories, net	12,712,718	8,960,235
Prepaid expenses	7,669	8,754
Tax recoverable	641,003	663,836
Due from related parties	-	1,900,128
Total current assets	25,567,051	16,813,090

Property, plant and equipment, net	21,726,750	21,832,068
Construction in progress	2,985,349	600,398
Other intangible assets, net	538,138	553,465
Land use right, net	3,771,024	3,071,373
Land use right deposit	-	1,038,174
Equipment deposit	27,591	-
Long-term investments	1,773,452	1,877,836
Deferred tax assets	20,788	30,394

TOTAL ASSETS	$56,410,143	$45,816,798

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term loans	$10,955,943	$4,376,878
Accounts payable	9,070,012	6,628,498
Advance from customers	1,506,029	282,235
Salary payable	98,948	116,823
Accrued expenses and other payables	1,297,568	718,450
Due to related parties	1,265,901	1,582,074

Total current liabilities	24,194,401	13,704,958

Long-term loans	-	-

TOTAL LIABILITIES	24,194,401	13,704,958

STOCKHOLDERS’ EQUITY
Comon shares, issued and outstanding; 18,310,539 and 18,310,539 shares as of March 31, 2009 and December 31, 2008 respectively, par value $0.001 per share	1,831	1,831
Additional paid-in capital	15,183,276	15,183,276
Accumulated other comprehensive income	2,619,315	2,578,962
Accumulated deficit	(1,487,091)	(1,417,168)

TOTAL STOCKHOLDERS’ EQUITY	16,317,331	16,346,901
Noncontrolling Interest	15,898,411	15,764,939
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,410,143	45,816,798

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE 3 MONTHS ENDED MARCH 31, 2009 & 2008

	2009	2008
	(Unaudited)	(Unaudited)
Net revenue	$11,450,210	$8,624,955
Cost of sales	(10,448,737)	(7,574,350)

Gross profit	1,001,473	1,050,605

Operating expenses:
Sales and marketing expenses	(117,825)	(64,397)
General and administrative expenses	(379,234)	(382,151)
Impairment loss	(7,903)	(3,175)

Profit from operations	496,511	600,882

Investment loss	(106,728)	(21,153)
Interest income	3,411	3,473
Government grant income	-	69,680
Interest expense	(176,040)	-
Other expenses, net	(33,121)	(31,139)
	(312,478)	20,861

Income before income taxes and noncontrolling interests	184,033	621,743

Income tax expenses	(120,484)	(147,654)

Income before noncontrolling interests	63,549	474,089

Less: Net income attributable to Noncontrolling Interest	(133,472)	(231,273)

Net Income/(loss)	(69,923)	242,816

Other comprehensive income/(loss)	40,353	631,019

Comprehensive income/(loss)	$(29,570)	$873,835

NET GAIN (LOSS) PER COMMON SHARE - BASIC & DILUTED	(0.00)	$0.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC & DILUTED	18,310,539	18,310,539

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 3 MONTHS ENDED MARCH 31, 2009 & 2008

	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income including noncontrolling interest	$63,550	$474,089
Adjustments to reconcile net income to cash provided (used) by operating activities:	-	-
Depreciation and amortization	209,294	181,189
Provision for inventory obsolescence	(19,844)	8,737
Provision for doubtful receivables	7,903	3,175
Investment loss	106,728	21,153
Changes in operating assets and liabilities:
Deferred tax assets	9,643	(14,924)
Accounts receivable	(1,516,878)	(864,237)
Inventories	(3,720,842)	(1,881,504)
Advances to suppliers	(746,653)	(233,625)
Prepaid expenses and other receivables	(582,407)	(202,566)
Accounts payable	2,432,835	589,682
Advance from customers	1,223,262	487,210
Accrued expenses and other payables	638,031	526,713
Cash used for operating activities	(1,895,378)	(904,908)

Cash flows from investing activities:
Purchase of property and equipment and other long-term assets	(262,497)	(150,565)
Net cash used for investing activities	(262,497)	(150,565)

Cash flows from financing activities:
Proceeds from short-term loan	6,645,644	-
Repayment on borrowing from related parties	(9,257)	(198,147)
Receipt from related parties	327,371	354,881
Repayments of short-term loan	(73,029)	-
Net cash provided by financing activities	6,890,729	156,734

Effect of exchange rate changes on cash	(632,954)	93,183

Net increase (decrease) in cash and cash equivalents	4,099,900	(805,556)

Cash and cash equivalents, beginning balance	1,978,957	2,714,239

Cash and cash equivalents, ending balance	$6,078,857	$1,908,683

SUPPLEMENTARY DISCLOSURE:

Interest paid	$173,850	$-

Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1    ORGANIZATION, PROPOSED BUSINESS OPERATIONS AND ACCOUNTING PRINCIPLES

Densen Machinery Investment Limited ("Densen Machinery") was incorporated in April 2005 in Hong Kong. In June 2005, Densen Machinery signed an agreement with Densen Investment Limited (“Densen Investment”) to obtain assets from Densen Investment. Densen Machinery invested $15,180,000 to establish Changchun Densen Agriculture Machinery Manufacturing Co., Ltd. (“Changchun Densen”) on September 27, 2005. Changchun Densen is engaged in the R&D and production of low-speed vehicles, tractors and construction machinery. According to the revised articles of association dated January 09, 2007, Changchun Tractor (Group) Co., Ltd. (“Changchun Tractor”) invested trademark amounted to $471,445 to Changchun Densen. After this investment, Changchun Tractor obtained 3% equity in Changchun Densen. On April 23, 2007, the company name of Changchun Densen was changed to Changchun Densen Changtuo Agriculture Machinery Manufacturing Co., Ltd. accordingly. Based on an investment agreement signed on November 20, 2007, Changchun Densen and State-owned Assets Supervision and Administration Commission of Changchun (“SOASACC”) jointly invested to establish Chang Tuo Agricultural Machinery Equipment Group Co., Ltd. (“Chang Tuo”). The total registered capital of Chang Tuo is RMB200,000,000 which includes 50% (RMB100,000,000) from SOASACC, 47.5% (RMB95,000,000) from Changchun Densen and 2.5% (RMB5,000,000) from the operator, Mr. Yu Han. Chang Tuo is engaged in the R&D and production of low-speed vehicles, tractors and construction machineries, and sales of agricultural machinery and accessories.

Pursuant to the Share Exchange Agreement by and among Royaltech Corp. (“Royaltech”), a Delaware corporation, Densen Machinery, and the shareholders of all the outstanding shares of Densen Machinery, on September 9, 2008 (the “Closing Date”), Royaltech issued 16,720,354 shares of its common stock in exchange for all the issued and outstanding shares of Densen Machinery. The former shareholders of Densen Machinery acquired approximately 91.3% of the issued and outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”), of Royaltech. This transaction resulted in a change in control of Royaltech to the former shareholders of Densen Machinery. Immediately after the closing of the Share Exchange and the Stock Purchase Agreements, Royaltech had 18,310,539 shares of Common Stock issued and outstanding. In connection with the change in control, Mr. Lau San became Chairman of the Board of Directors and Chief Executive Officer, Mr. Lau Jingdong became President, and Mr. Chen Guocheng became Chief Financial Officer of Royaltech. This transaction accounted for as a recapitalization of Densen Machinery and not as a business combination. Accordingly, no pro forma information is presented. The historical financial statements are that of Densen Machinery.

The share exchange agreement also states that Royaltech’s existing shareholders assumed all the liabilities of Royaltech at the date of merger.

On September 19, 2008, Royaltech amended Article I of its Certificate of Incorporation solely to change the corporate name from “Royaltech Corp.) to “China Tractor Holdings, Inc.” (“China Tractor”, or “the Company”, or “We”, or “us”)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Tractor Holdings, Inc., its 97%-owned subsidiary Changchun Densen Changtuo Agriculture Machinery Manufacturing Co., Ltd. (“Changchun Densen”), its 70%-owned subsidiary Jilin Qilida Bearing Co., Ltd. (“JQBC”) and its 47.5%-owned joint venture Chang Tuo as of and for the three months ended March 31, 2009. As the Company appointed 4 of 7 Chang Tuo directors, the accounts of Chang Tuo are included in consolidation. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Foreign Currency Translation

The company’s financial records are maintained in its local currency, the Renminbi (“RMB”), which is the functional currency. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates for the reporting periods and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

The reporting currency of the Company is the US Dollar. Transactions denominated in currencies other than US dollar are translated into US dollars at the average rates for the period. Monetary assets and liabilities denominated in currencies other than US dollars are translated into US dollars at the rates of exchange at the balance sheet date. The resulting exchange differences are recorded in other expenses in the statement of income and comprehensive income.

Foreign Currency Transactions

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are quoted by the PBOC, which are determined largely by supply and demand.

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

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments. The Company is exposed to foreign currency risk arising from import purchase transactions and trade payables as they affect the future operating results of the Company. The Company did not have any hedging transactions during the periods ended March 31, 2009 and 2008 (unaudited).

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Cash and Cash Equivalents

Cash consists of cash on hand, cash in bank accounts and interest-bearing savings accounts. Cash deposits that are restricted as to withdrawal or pledged as security, are disclosed separately on the consolidated balance sheet, and not included in cash for the purpose of the consolidated statements of cash flows.

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

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions. Historically, actual net realizable value has been close to management’s estimate.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over estimated useful lives of 30 years for buildings and improvements, 10 years for machinery and equipment and 5 years for furniture and fixtures. Expenditures for maintenance and repairs are expensed as incurred. Major renewals and betterments are charged to the property accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed in the current period.

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until on item is completed and ready for intended use.

Land Use Rights

Land use right is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the designated terms of the lease of 50 years obtained from the relevant PRC land authority.

Other Intangible Assets

Other intangible assets include non-patent techniques, trademarks and capitalized accounting software. The cost of intangible assets is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over estimated useful lives.

Capitalized Interest

Interest associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying values of long-lived assets, including property, plant and equipment, land use right and other intangible assets, whenever facts and circumstances indicate the assets may be impaired. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. As of March 31 2009, there was an impairment loss of land use right of $696,696.

Revenue Recognition

The Company recognizes sales in accordance with United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” and SAB No. 104, “Revenue Recognition.” The Company recognizes revenue when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services were rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. Revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have were met. Provisions for discounts and returns are provided for at the time the sale is recorded, and are recorded as a reduction of sales. The Company bases its estimates on historical experience taking into consideration the type of products sold, the type of customer, and the type of specific transaction in each arrangement. Revenues represent the invoiced value of goods, net of value added tax (“VAT”).

The Company does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers. Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as advanced from customers.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”. Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts and each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion; it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities. The Company also follows FIN 48, Accounting for Uncertainty in Tax Positions.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments.

Long-Term Investments

The Company accounted for the 24% investment in Zhongji North Machinery Co., Ltd, (Zhongji North) using the equity method, under which the share of Zhongji North’ net income is recognized in the period in which it is earned.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The adoption of SFAS 157 had no material effect on our financial statements.

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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The adoption of FASB Staff Position No. EITF 07-3 had no material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted SFAS 160 from January 1, 2009.

Certain amounts presented for prior periods that were previously designated as minority interest have been reclassified to conform to the current year presentation. Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Minority interest” balance previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income and other comprehensive income, largely identifying net income including NCI and net income attributable to China Tractor Holdings, Inc.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted SFAS 141 (Revised) on January 1, 2009. The adoption of SFAS 141 (Revised) did not have any  impact on the  Company’s financial statements..

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

The Company adopted SFAS 161 on January 1, 2009. The adoption of SFAS 161 did not have any  impact on the  Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy).  SFAS 162 did not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 was adopted on January 1, 2009 and did l not have an impact on the Company’s financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

NOTE 2    ACCOUNTS RECEIVABLE

As of March 31, 2009 and December 31, 2008, accounts receivable consisted of the followings:

	2009	2008
	(Unaudited)
Accounts receivable	$3,798,519	$2,278,559
Less: Allowance for doubtful accounts	(2,586)	(2,583)

Accountants receivable, net	$3,795,933	$2,275,976

NOTE 3   INVENTORIES

Inventories, by major categories, as of March 31, 2009 and December 31, 2008 were as follows:

	2009	2008
	(Unaudited)
Raw materials	$8,387,559	$4,435,034
Work in progress	408,444	1,119,496
Low value consumables	145,213	123,437
Packaging materials	1,911	1,579
Materials on consignment for further processing	91,484	18,638
Finished goods	3,680,302	3,284,065
	12,714,913	8,982,249

Less: Allowance for obsolete inventories	(2,195)	(22,014)

Inventories, net	$12,712,718	$8,960,235

NOTE 4    ADVANCE TO SUPPLIERS

Advance to suppliers represented partial payments or deposits on inventory purchases and was $1,337,072 and $554,376 in net, which is after provision for doubtful accounts of $22,494 and $57,667 as of March 31, 2009 and December 31, 2008, respectively.

NOTE 5    OTHER RECEIVABLES

As of March 31, 2009 and December 31, 2008, other receivables comprised the followings:

	2009	2008
	(Unaudited)
Advance to employees for business purposes	$327,581	$123,698
Prepayment	37,896	28,827
Rebate receivable	-	48,496
Discount receivable of land use right	327,969	-
Other	358,103	284,201
	723,580	485,222
Less: Allowance for doubtful accounts	(57,750)	(14,590)

Total other receivables, net	$993,799	$470,632

NOTE 6    PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2009 and December 31, 2008, property, plant and equipment consisted of the followings:

	2009	2008
	(Unaudited)
Cost:
Plant and Building	$20,966,825	$20,940,518
Machinery and Equipment	2,000,590	1,967,750
Office Furniture and Equipment	127,663	125,881
Transportation Equipment	309,494	296,274
Total at cost	23,404,572	23,330,423

Less: Accumulated depreciation	(1,677,822)	(1,498,355)

Total property, plant and equipment, net	$21,726,750	$21,832,068

The range of estimated useful lives of property, plant and equipment is as follows:

Plant and Building	30-40 years
Machinery and Equipment	10 years
Office Furniture and Equipment	5 years
Transportation Equipment	5 years

Depreciation expense for the three months ended March 31, 2009 and 2008 was $177,560 (unaudited) and $155,716 (unaudited) respectively.

NOTE 7    CONSTRUCTION IN PROGRESS

As of March 31, 2009 and December 31, 2008, construction in progress was as follow:

	2009	2008
	(Unaudited)
Phase II plant project	$2,985,349	$600,398

The Company started the construction of phase II plant in 2008 to enlarge the production of tractors.

NOTE 8    LAND USE RIGHTS

As of March 31, 2009 and December 31, 2008, land use rights were as follows:

	2009	2008
	(Unaudited)
Cost of land use right	$4,667,334	$3,950,862
Less: Accumulated amortization	(199,615)	(183,667)
	4,467,720	3,767,195
Less: Impairment loss on land use right	(696,696)	(695,822)

Land use rights, net	$3,771,024	$3,071,373

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

The amortization expense for the three months ended March 31, 2009 and 2008 was $15,714 (unaudited) and $15,453 (unaudited) respectively. The estimated annual amortization expense for land use rights for the next five years as of March 31, 2009 and thereafter is expected to be as follows by years:

2010	$77,376
2011	77,376
2012	77,376
2013	77,376
2014	77,376
Thereafter	3,384,144

Total	$3,771,024

NOTE 9    LAND USE RIGHT DEPOSIT

Land use right deposit as of March 31, 2009 and December 31, 2008 was nil and $1,038,174 respectively. The land use right deposit represented the prepayment to obtain the land use right in the future.

NOTE 10    OTHER INTANGIBLE ASSETS

As of March 31, 2009 and December 31, 2008, the Company’s intangible assets were summarized as follows:

	Useful life	2009	2008
		(Unaudited)
Amortizable intangible assets:
Trademark	10 years	$539,032	$538,356
Capitalized accounting software	10 years	14,202	14,185
Non-patent techniques	10 years	87,648	87,538
Total at historical cost		640,882	640,079

Less: Total accumulated amortization		(102,744)	(86,614)

Other intangible assets, net		$538,138	$553,465

Other intangible assets were stated at cost less accumulated amortization. The amortization of other intangible assets for the three months ended March 31, 2009 and 2008 was $16,020 (unaudited) and $15,573 (unaudited) respectively. The estimated amortization expense for the next five years as of March 31, 2009 and thereafter is expected to be as follows by years:

2010	$64,080
2011	64,080
2012	64,080
2013	64,080
2014	64,080
Thereafter	217,738

Total	$600,398

NOTE 11   LONG TERM INVESTMENT

As of March 31, 2009 and December 31, 2008, the Company’s investment consisted of the following:

	2009		2008
	(Unaudited)
Zhongji North Machinery Co., Ltd.	24%	1,773,452	24%	$ 1,877,836

Zhongji North was established on November 22, 2007 and the total registered capital is RMB50,000,000. Zhongji North’s principal activities are development, manufacturing, sale and foreign trading of agricultural machineries and other machineries, manufacturing and sale of parts and accessories of agricultural machineries and other machineries. The unaudited condensed balance sheet and income statement of Zhongji North are summarized as follows:

Balance sheet

	March 31, 2009	December 31, 2008
Assets
Cash	$6,020,547	$2,481,590
Receivables	4,350,655	3,499,959
Inventories	3,211,197	1,895,571
Long-term assets	2,572,161	2,054,884

Total assets	$16,154,560	$9,932,004

Liabilities and shareholder’s equity
Payables	8,765,175	1,432,339
Long-term liabilities	-	675,349
Paid-in capital	7,294,797	7,294,797
Retained earnings	76,604	521,303
Foreign currency translation	17,984	8,216

Total liabilities and shareholder’s equity	$16,154,560	$9,932,004

Income statement
	For the three months ended March 31,
	2009	2008

Expenses	$444,699	$88,138
Loss before income taxes	(444,699)	(88,138)

Net loss	$(444,699)	$(88,138)

The following table summarizes the movement of the Company’s long-term investment in Zhongji North in the three months ended March 31, 2009:

Balance as of December 31, 2008	$1,877,836

Net loss of Zhongji North	(444,699)
Foreign currency translation	9,768
Total	(434,931)

% of ownership	24%
Movement	(104,384)

Balance as of March 31, 2009	$1,773,453

NOTE 12   SHORT-TERM LOANS

Short-term loans represented amounts due to various financial institutions which are normally due within one year. As of March 31, 2009 and December 31, 2008, the Company’s short term loans consisted of the followings:

	2009	2008
	(Unaudited)
Loan from Jilin bank Changchun Ruixiang Sub-Branch (“JBCRSB”), due from December 10, 2008 to November 26, 2009. With interest at 7.254%, pledged by the Company’s building and land use right.	$4,382,377	$4,376,878

Loan from JBCRSB, due from January 13, 2009 to November 26, 2009. With interest at 7.254%, pledged by the Company’s building and land use right.	5,843,169	-

Loan from Jilin Jiutai Rural Commercial Bank Chengqu-Branch, due from March 27, 2009 to March 24, 2010. With interest at 11.16%, pledged by the Company’s land use right.	730,397	-

Total short-term loans	$10,955,943	$4,376,878

NOTE 13   ACCRUED EXPENSES AND OTHER PAYABLES

As of March 31, 2009 and December 31, 2008, the accrued expenses and other liabilities of the Company were summarized as follows:

	2009	2008
	(Unaudited)
Accrued expenses	$381,412	$-

Other payables – equipment purchases payable	127,828	63,109
– security deposit	255,336	109,013
– borrowing from third party	470,083	542,441
– Others	62,909	3,887

Total accrued expenses and other payables	$1,297,568	$718,450

The borrowing from third party has no repayment term and bore no interest.
The security deposit is deposit from clients for the maintenance of tractors.

NOTE 14   RELATED PARTY BALANCE AND TRANSCATIONS

Due to related parties

As of March 31, 2009 and December 31, 2008, due to related parties was summarized as follows:

	2009	2008
	(Unaudited)
Lau San	$688,186	$1,005,084
Changchun Junming Machinery Co., Ltd. (“CJMCL”)	148,921	148,734
Shenzhen Junsheng Property Management Co., Ltd. (“SJPMCL”)	14,608	14,590
Zhongji North Machinery Co., Ltd. (“Zhongji North”)	414,186	413,666

Total due to related parties	$1,265,901	$1,582,074

A director of the Company, Mr. Lau San, loaned money to the Company for working capital. These amounts are interest- free, unsecured and repayable on demand.

The Company borrowed money from CJMCL, which is controlled by Mr. Lau San, a director of the Company for use in operations. The loan bore no interest and the principal is due upon demand.

The Company borrowed money from SJPMCL, which is controlled by Ms. Yang, Fengyan, Mr. Lau San’s wife, for use in operations. The loan bore no interest and the principal is due upon demand.

The Company, as noncontrolling shareholder of Zhongji North, borrowed money from Zhongji North, to fund the Company’s operations.  These amounts are interest-free, unsecured and the principal is due upon demand.

NOTE 15   GOVERNMENT GRANT INCOME

In the first quarter of 2008 (unaudited), Changchun Densen received a $69,680 subsidy from Jiutai Municipal Bureau of Finance for the improvement of the assembly line of big and medium tractors.

NOTE 16   NONCONTROLLING INTERESTS

Noncontrolling interests on the consolidated statement of income and comprehensive income of $133,472 and $231,273 for the three months ended March 31, 2009 and 2008 respectively represented the noncontrolling shareholders’ proportionate share of the net income/(loss) of the Company.

NOTE 17   INCOME TAX

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

The operating profits and losses of our subsidiaries were as follows, unauditded for the three months periods ended March 31, 2009 and 2008:

	2009	2008

Changchun Densen	$(180,847)	$48,860
Changtuo	276,960	426,416
JQBC	(32,563)	24,890

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as of March 31, 2009 and December 31, 2008:

	2009	2008
	(Unaudited)
Deferred tax assets:
Inventory impairment	549	5,504
Bad debt provision	3,372	-
Expenses deductible in next year	16,867	24,890

Total deferred tax assets	20,788	30,394

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2009 and 2008 (unaudited):

	2009	2008

US statutory rates	(34%)	(34%)
Tax rate difference	9%	9%
Valuation allowance	(29%)	-
Effect of tax holiday	-	2%
Equity in loss of investee	(11.5%)	(0.7%)

Tax per financial statements	(65.5%)	(23.7%)

NOTE 18   OPERATING RISK

(a)  Country risk

Currently, the Company’s revenues are primarily derived from the sale of line of agriculture tractors to customers in the People’s Republic of China (“PRC”). The Company hopes to expand its operations to other countries, however, such expansion has not been commenced and there is no assurance that the Company will be able to achieve such expansion. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

(b)  Products risk

In addition to competing with other manufacturers of agricultural machinery product offerings, the Company competes with larger PRC companies which have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. These PRC companies may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

(c)  Exchange risk

The Company can not guarantee the Renminbi, US dollar exchange rate will remain steady, therefore the Company could post the same profit for two comparable periods and post higher or lower profit depending on exchange rate of Renminbi and US dollars. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

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

(e)  Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company’s future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of March 31, 2009 and 2008 and believes its exposure to interest rate risk is not material.

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

           We cannot give any guarantee that these plans, intentions or expectations will be achieved. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those Risk Factors set forth in our Form 8-K filed with the SEC on September 15, 2008. Listed below and discussed elsewhere in this quarterly report are some important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included in this quarterly report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	economic conditions in China;

•	demand for agricultural machines

•	production capacity;

•	supply and costs of principal raw materials and components; and

•	competition and implications on gross margins.

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

Our corporate structure is summarized in the chart below:

Overview

At the present time, our business operated is solely comprised of the business of our wholly owned subsidiary, Densen Machinery. Densen Machinery invested $15,180,000 to establish Changchun Densen Agricultural Machinery Equipment Co., Ltd. (“Changchun Densen”) on September 2005. Changchun Densen is engaged in the research and development and production of low-speed vehicles, tractors and construction machinery. In November 2007, Changchun Densen and State-owned Assets Supervision and Administration Commission of Changchun entered into a joint venture to establish Chang Tuo Agricultural Machinery Equipment Group Co., Ltd. (“Chang Tuo”) to put itself in a better position in the marketplace . As of March 31, 2009, the total registered capital of Chang Tuo is RMB200,000,000 and is engaged in the research, development production, and sale of low-speed vehicles, tractors and construction machineries, and sales of agricultural machineries and accessories.

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

Revenue

Revenue for the three months ended March 31, 2009 was $11,450,210, as compared to $8,624,955 for the same period of 2008, an increase of $2,825,255 or 33%.  The increase is mainly resulted from local government’s encouraged policies for agriculture related business in 2009.  In 2009, we were granted subsidies from governments of approximately US$360 per each small tractor, which represented 20% of unit selling price of average small tractors.  In 2009, we were also granted subsidies from government ofapproximately US$3,600 per each middle tractor, which represented 50% of unit selling price of average middle tractors.  After the unit price subsidy, we are able to lower our unit selling price to the price which customers can afford.  As such, our sales volume in 2009 increased significantly compared to 2008.

Cost of sales

Cost of sales for the three months ended March 31, 2009 increased to $10,448,737 from $7,574,350 for the same period of 2008, an increase of $2,874,387 or 38%.  The significant increase of cost of sales is generallyin line with the sales increase.

Gross profit

The gross profit for the three months ended March 31, 2009 was $1,001,473, which was a decrease of $49,132 or 5% compared to $1,050,605 for the same period of 2008.  The decrease of gross profit is due to the decrease of unit selling price.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $497,059 for the three months ended March 31, 2009 from $446,548 in 2008, an increase of $50,511 or 11%.  The increase is generally resulted from the sales and marketing work related to a 33% sales increase.  Depreciation and amortization of $209,294 in 2009 compared to $186,742 in 2008, which increased slightly due to improved ratio of expenses compared to sales.

Provision and impairment expenses

The provision and impairment expenses in the three months ended March 31, 2009 represents the allowance of other receivables of $7,903, while the provision and impairment expenses in 2008 represents the allowance of advance to suppliers of $3,175.

Other income/ (expenses)-net

Other expenses-net for the three months ended March 31, 2009 was $312,478, as compared to other income-net of $20,861 for the same period of 2008. Other expenses for the period ended March 31, 2009 mainly consisted of interest expenses related to bank loans of $176,040 and $106,728 of equity in loss of Zhongji North, an investee of the company,. Other income for the period ended March 31, 2008 mainly consisted of subsidies from governments for agricultural machinery manufacturers of $69,680.

Income tax expenses

Income tax expenses for the three months ended March 31, 2009 and 2008 represent accrued income tax in Chang Tuo owed from the profit occurred in 2009 and 2008.

Minority interest

Minority interest resulted in income of $133,472 for the three months ended March 31, 2009 representing the 3% minority interest of Changchun Tractor in Densen and 52.5% minority interest in Chang Tuo and 30% minority interest of Qilida.

Net loss/income

Net loss for the three months ended March 31, 2009 was $69,923, compared to a net income of $242,816 for the same period in 2008. The Company had a net loss in the first quarter 2009 due to a result of lowering the prices of its products to increase market share and sales volumes of the small, medium and big tractors.

Comprehensive income

Comprehensive income for the three months ended March 31, 2009 was $40,353 compared to $631,109 for the same period in 2008. It represents the foreign currency translation income resulting from appreciation of Renmenbi against US dollar.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated deficit of $1,487,091 as of March 31, 2009 and $1,417,168 as of December 31, 2008. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past. We have begun to achieve profitability in 2008, but had a small loss in the first quarter of 2009. If we fail to maintain profitability, we cannot predict how long we can incur losses or whether we will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on the success of our plan to seek funding sources and the success of our future operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In the first quarter of 2009, our working capital was positive $1,372,650.  In addition, our wholly owned subsidiary, Densen Machinery is a recipient of subsidies and tax incentives from the Chinese government as part of their plan to promote the development of the agriculture industry in the northeast regions of China. We expect that these subsidies and tax incentives to continue in the near future and improve our liquidity, although the current world-wide economic crisis may cause the Chinese government to discontinue these incentives and subsidies. Further, demand for agricultural machines continues to be robust in China, including the provinces of Jilin, Liaoning, Heilongjiang and Shangdong, areas that are major markets for our products.

Operating Activities

The net cash used in operating activities during the three months ended March 31, 2009 amounted to $1,895,378, compared to the net cash used by operating activities during the three months ended March 31, 2008 of $904,908. The net cash outflow from operating activities in 2009 was mainly due to an increase in accounts receivable of $1,516,878, inventories of $3,720,842, and advances to suppliers of $746,653, by netting off an increase in accounts payable of $2,432,835, advances from customers of $1,223,262, depreciation and amortization of $209,294, an increase in minority interest of $133,473 and net loss of $69,923.   The increase in both operating assets and liabilities were mainly due to increased sales and operating scale.  Especially the increase of inventory and accounts payable is mainly due to quarter year reserve for spring sales in early 2009.  The cash inflow during 2008 is mainly due to the increase in accounts receivable and inventory of $864,237 and $1,881,504 respectively, increase in accounts payable of $589,682 and accrued liabilities of $526,713, and depreciation and amortization of $181,189, an increase in minority interest of $231,273, by netting off the net income of $242,816.

Investing Activities

Net cash used in investing activities amounted to $262,497 during the three months ended March 31, 2009, compared to $150,565 in 2008. The net cash outflow in 2009 primarily consisted of the cash outflow resulting from purchase of property and equipment of $262,497. The cash outflow during the same period of 2008 resulted from cash paid for purchase of property and equipment of $150,565.  The cash outflows in investing activities mainly resulted from expansion of our production capacity and resources.

Financing Activities

Net cash provided by financing activities amounted to $6,890,729 during the three months ended March 31, 2009, compared to cash provided by financing activities amounting to $156,734 during the same period of 2008. The net cash inflow in 2009 was due to proceeds from short term loan of $6,645,644 and receipt from related parties of $327,371.  While the cash inflow during the same period of 2008 consists of receipt from related party of $354,881 and netting off the repayment on borrowing from related parties of $198,147 in total.

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

Changes in Internal Control over Financial Reporting

Further, there were no changes in the Company’s internal control over financial reporting during the Company’s first fiscal quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1	Legal Proceedings

          As of March 31, 2009, there were presently no material pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is the subject and, to the best of our knowledge, no such actions against us is contemplated or threatened.

Item 2	Unregistered Sales of Securities and Use of Proceeds

None.

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

CHINA TRACTOR HOLDINGS, INC.

Dated: May 19, 2009	By:	/s/ Lau San
Lau San
Chief Executive Officer and Chairman

	By:	/s/ Chen Guochen
Chen Guochen
Chief Financial Officer and Director