Form 10-Q
period 2009-06-30
China Tractor Holdings, Inc.
filed 2009-08-19
CIK 1352884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009 or

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
Yes ☐ No ☒

As of August 17, 2009, there were 18,340,539 shares of the Company’s common stock outstanding.

CHINA TRACTOR HOLDINGS, INC.

TABLE OF CONTENTS

FORM 10-Q

June 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets (unaudited)		1

Condensed Consolidated Statements of Operations and other Comprehensive Income (Loss)		2

Condensed Consolidated Statements of Cash Flows (unaudited)		3

Notes to the Condensed Consolidated Financial Statements (unaudited)		4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		21

Item 3. Quantitative and Qualitative Disclosure About Market Risks		28

Item 4. Controls and Procedures		28

PART II - OTHER INFORMATION		29

Exhibit 31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 & DECEMBER 31, 2008

	June 30, 2009	December 31, 2008
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$130,644	$1,979,153
Accounts receivable, net of allowance for doubtful accounts	5,573,615	2,275,976
Other receivables, net of allowance for doubtful accounts	481,632	470,632
Advance to suppliers, net of allowance for doubtful accounts	2,584,343	554,376
Inventories, net	13,822,454	8,960,235
Prepaid expenses	6,574	8,754
Tax recoverable	1,745,598	663,836
Due from related parties	-	1,900,128
Total current assets	24,344,860	16,813,090

Property, plant and equipment, net	21,529,716	21,832,068
Construction in progress	3,309,107	600,398
Intangible assets	530,943	553,465
Land use right	3,750,905	3,071,373
Land use right deposit	0	1,038,174
Equipment deposit	16,173	-
Long-term investments	1,722,349	1,877,836
Deferred tax assets	70,888	30,394

TOTAL ASSETS	$55,274,941	$45,816,798

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term loans	$10,957,223	$4,376,878
Accounts payable	9,129,991	6,628,498
Advance from customers	385,433	282,235
Salary payable	84,466	116,823
Accrued expenses and other payables	1,151,407	718,450
Due to related parties	663,868	1,582,074

Total current liabilities	22,372,388	13,704,958

Deferred tax liability	478,905	-

TOTAL LIABILITIES	22,851,293	13,704,958

STOCKHOLDERS’ EQUITY
Comon shares, issued and outstanding; 18,310,539 and 18,310,539 shares as of June 30, 2009 and December 31, 2008 respectively, par value $0.001 per share	1,831	1,831
Additional paid-in capital	15,183,276	15,183,276
Accumulated other comprehensive income	2,623,000	2,578,962
Accumulated deficit	(1,413,566)	(1,417,168)

TOTAL STOCKHOLDERS’ EQUITY	16,394,541	16,346,901
Noncontrolling Interest	16,029,107	15,764,939
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,274,941	$45,816,798

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 & 2008

	For the Six Months		For the Three Months
	Ended June 30		Ended June 30
	2009	2008	2009	2008
Net revenue	$18,575,096	$20,121,871	$7,124,886	$11,496,916
Cost of sales	(16,011,720)	(18,280,610)	(5,562,983)	(10,706,260)

Gross profit	2,563,376	1,841,261	1,561,903	790,656
Operating expenses:
Sales and marketing expenses	(566,567)	(114,040)	(448,742)	(49,643)
General and administrative expenses	(862,210)	(745,776)	(482,976)	(363,625)
Impairment loss of assets	(142,099)	13,135	(134,196)	16,310

Profit from operations	992,500	994,580	495,989	393,698

Investment loss	(158,103)	-	(51,375)	21,153
Interest income	5,611	44,706	2,200	41,233
Gain on disposal of fixed assets	-	9,287	-	9,287
Government grant income	-	70,695	0	1,015
Other income	115	6,840	115	6,840
Interest expense	(367,061)	(7)	(191,021)	(7)
Other expenses	(34,643)	(7,308)	(1,522)	23,831
	(554,081)	124,213	(241,603)	103,352

Income before income taxes and noncontrolling interests	438,419	1,118,793	254,386	497,050

Income tax expense	(170,649)	(290,254)	(50,165)	(142,600)

Income before noncontrolling interests	267,770	828,539	204,221	354,450

Less: Net income attributable to noncontrolling interest	(264,168)	(374,903)	(130,696)	(143,630)

Net Income	3,602	453,636	73,525	210,820

Other comprehensive income	44,038	982,268	3,685	351,249

Comprehensive income	$47,640	$1,435,904	$77,210	$562,069

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 & 2008

	2009	2008
Cash flows from operating activities:
Income including noncontrolling interest	$267,770	$828,539
Adjustments to reconcile net income to cash used by operating activities:	-	-
Depreciation and amortization	423,293	364,174
Provision for inventory obsolescence	(21,770)	-
Provision for doubtful receivables	142,099	(12,408)
Investment loss	158,103	-
Changes in operating assets and liabilities:
Deferred tax assets	438,554	-
Accounts receivable	(3,295,269)	(1,770,187)
Inventories	(4,829,257)	(3,618,765)
Advance to suppliers	(2,171,770)	(964,903)
Prepaid expenses and other assets	(26,039)	(604,277)
Accounts payable	2,492,962	3,614,542
Advance from customers	102,834	214,088
Accrued expenses and other current liabilities	(728,979)	(255,309)
Cash used by operating activities	(7,047,469)	(2,204,506)

Cash flows from investing activities:
Receipts from the sale of fixed assets, intangible assets and other long-term assets	32,214	-
Purchase of property and equipment and other long-term assets	(819,730)	(1,045,104)
Net cash used for investing activities	(787,516)	(1,045,104)

Cash flows from financing activities:
Proceeds from short-term loans	6,648,907	-
Proceeds from related parties - net	-	294,996
Repayment on borrowing from related parties	29,192	-
Receipt from related parties	(621,700)	-
Repayments on short-term loans	(73,065)	-
Net cash provided by financing activities	5,983,334	294,996

Effect of exchange rate changes on cash	3,142	663,785

Net decrease in cash and cash equivalents	(1,848,509)	(2,290,829)

Cash and cash equivalents, beginning balance	1,979,153	2,714,239

Cash and cash equivalents, ending balance	$130,644	$423,410

SUPPLEMENTARY DISCLOSURE:

Interest paid	$363,562	$-

Income tax paid	$34,766	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 ORGANIZATION,  BUSINESS OPERATIONS AND ACCOUNTING PRINCIPLES

China Tractor Holdings, Inc.. ("China Tractor") was incorporated in April 2005 in Hong Kong. In June 2005, China Tractor signed an agreement with Densen Investment Limited (“Densen Investment”) to obtain assets from Densen Investment. China Tractor invested $15,180,000 to establish Changchun Densen Agriculture Machinery Manufacturing Co., Ltd. (“Changchun Densen”) on September 27, 2005. Changchun Densen is engaged in the R&D and production of low-speed vehicles, tractors and construction machinery. According to the revised articles of association dated January 09, 2007, Changchun Tractor (Group) Co., Ltd. (“Changchun Tractor”) invested a trademark of $471,445 to Changchun Densen. After this investment, Changchun Tractor obtained 3% equity in Changchun Densen. On April 23, 2007, the company name of Changchun Densen was changed to Changchun Densen Changtuo Agriculture Machinery Manufacturing Co., Ltd. accordingly. Based on an investment agreement signed on November 20, 2007, Changchun Densen and State-owned Assets Supervision and Administration Commission of Changchun (“SOASACC”) jointly invested to establish Chang Tuo Agricultural Machinery Equipment Group Co., Ltd. (“Chang Tuo”). The total registered capital of Chang Tuo is RMB200,000,000 which includes 50% (RMB100,000,000) from SOASACC, 47.5% (RMB95,000,000) from Changchun Densen and 2.5% (RMB5,000,000) from the operator, Mr. Yu Han. Chang Tuo is engaged in the R&D and production of low-speed vehicles, tractors and construction machineries, and sales of agricultural machinery and accessories.

Pursuant to the Share Exchange Agreement by and among Royaltech Corp. (“Royaltech”), a Delaware corporation, China Tractor, and the shareholders of all the outstanding shares of Densen Machinery, on September 9, 2008 (the “Closing Date”), Royaltech issued 16,720,354 shares of its common stock in exchange for all the issued and outstanding shares of China Tractor. The former shareholders of China Tractor acquired 91.3% of the issued and outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”), of Royaltech. This transaction resulted in a change in control of Royaltech to the former shareholders of China Tractor. Immediately after the closing of the Share Exchange and the Stock Purchase Agreements, Royaltech had 18,310,539 shares of Common Stock issued and outstanding. In connection with the change in control, Mr. Lau San became Chairman of the Board of Directors and Chief Executive Officer, Mr. Lau Jingdong became President, and Mr. Chen Guocheng became Chief Financial Officer of Royaltech. This transaction accounted for as a recapitalization of China Tractor and not as a business combination. Accordingly, no pro forma information is presented. The historical financial statements are those of China Tractor.

The share exchange agreement also states Royaltech’s existing shareholders assumed all the liabilities of Royaltech at the date of merger.

On September 19, 2008, Royaltech amended Article I of its Certificate of Incorporation to change its corporate name from “Royaltech Corp.) to “China Tractor Holdings, Inc.” (“China Tractor”, or “the Company”, or “We”, or “us”)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Tractor Holdings, Inc., its 97%-owned subsidiary Changchun Densen Changtuo Agriculture Machinery Manufacturing Co., Ltd. (“Changchun Densen”), its 70%-owned subsidiary Jilin Qilida Bearing Co., Ltd. (“JQBC”) and its 47.5%-owned joint venture Chang Tuo as of and for the six months ended June 30, 2009. As the Company appointed 4 of 7 Chang Tuo directors, the accounts of Chang Tuo are included in consolidation. All significant inter-company accounts and transactions were eliminated in consolidation.

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

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments. The Company is exposed to foreign currency risk arising from import purchase transactions and trade payables as they affect the future operating results of the Company. The Company did not have any hedging transactions during the periods ended June 30, 2009 and 2008 (unaudited).

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying values of long-lived assets, including property, plant and equipment, land use right and other intangible assets, whenever facts and circumstances indicate the assets may be impaired. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment is measured by the amount by which the carrying amount the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal.

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

Long-Term Investments

The Company accounted for the 24% investment in Zhongji North Machinery Co., Ltd, (Zhongji North) using the equity method, under which the share of Zhongji North’ net income is recognized in the period in which it is earned

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted SFAS 160 on January 1, 2009.

Certain amounts presented for prior periods that were previously designated as minority interest were reclassified to conform to the current year presentation. Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Minority interest” balance previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income and other comprehensive income, largely identifying net income including NCI and net income attributable to China Tractor Holdings, Inc.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted SFAS 141 (Revised) on January 1, 2009. The adoption of SFAS 141 (Revised) had no impact on the Company’s financial statements..

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Company adopted SFAS 161 on January 1, 2009. The adoption of SFAS 161 had no impact on the  Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy).  SFAS 162 had no impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 was adopted on January 1, 2009 and had no impact on the Company’s financial statements.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The adoption of FSP FAS 157-4 did not have any  impact on the  Company’s financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The adoption of FSP FAS 115-2 and FAS 124-2 did not have any  impact on the  Company’s financial statements.

In April 2009, the FASB issued FAS 164, “Not-for-Profit Entities: Mergers and Acquisitions Including an amendment of FASB Statement No.142”, to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. This Statement also improves the relevance, representational faithfulness, and comparability of the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities. This Statement is effective for: Mergers for which the merger date is on or after the beginning of an initial reporting period beginning on or after December 15, 2009, Acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. A not-for-profit entity shall apply those items prospectively in the first set of initial or annual financial statements for a reporting period beginning on or after December 15, 2009. Application before that date is prohibited. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In May 2009, the FASB issued FAS 165, “Subsequent Events”, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement should be applied to the accounting for and disclosure of subsequent events. This Statement does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles (GAAP) that provide different guidance on the accounting treatment for subsequent events or transactions. This Statement would apply to both interim financial statements and annual financial statements. This Statement should not result in significant changes in the subsequent events that an entity reports—either through recognition or disclosure—in its financial statements. This Statement introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. We are currently evaluating this new FSP but do not believe it will have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”, to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.   Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. Additionally, the disclosure provisions of this Statement should be applied to transfers that occurred both before and after the effective date of this Statement. This Statement has the same scope as Statement 140.   Accordingly, this Statement applies to all entities. This Statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.  This Statement clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This Statement defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The special provisions in Statement 140 and FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities, for guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of Statement 140, as amended by this Statement.   If such a transfer does not meet the requirements for sale accounting, the securitized mortgage loans should continue to be classified as loans in the transferor’s statement of financial position. This Statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. We are currently evaluating this new FSP but do not believe it will have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”, to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This Statement amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This Statement amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This Statement amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity. This Statement amends Interpretation 46(R) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. This Statement amends Interpretation 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are currently evaluating this new FSP but do not believe it will have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently evaluating this new FSP but do not believe it will have a significant impact on the determination or reporting of our financial results.

NOTE 2 ACCOUNTS RECEIVABLE

As of June 30, 2009 and December 31, 2008, accounts receivable consisted of the following:

	2009	2008
	(Unaudited)
Accounts receivable	$5,576,201	$2,278,559
Less: Allowance for doubtful accounts	(2,586)	(2,583)

Accountants receivable, net	$5,573,615	$2,275,976

NOTE 3 INVENTORIES

Inventories, by major categories, as of June 30, 2009 and December 31, 2008 were as follows:

	2009	2008
	(Unaudited)
Raw materials	$4,798,201	$4,435,034
Work in progress	173,198	1,119,496
Low value consumables	156,655	123,437
Packaging materials	2,000	1,579
Materials on consignment for further processing	203,640	18,638
Finished goods	8,489,039	3,284,065
	13,822,733	8,982,249
Less: Allowance for obsolete inventories	(279)	(22,014)

Inventories, net	$13,822,454	$8,960,235

NOTE 4 ADVANCE TO SUPPLIERS

Advance to suppliers represented partial payments or deposits on inventory purchases and was $2,584,343 and $554,376 in net, which is after provision for doubtful accounts of $199,805 and $57,667 as of June 30, 2009 and December 31, 2008, respectively.

NOTE 5 OTHER RECEIVABLES

As of June 30, 2009 and December 31, 2008, other receivables comprised the following:

	2009	2008
	(Unaudited)
Advance to employees for business purposes	$127,031	$123,698
Prepayment	11,382	28,827
Rebate receivable		48,496
Other	357,829	284,201
	496,242	485,222
Less: Allowance for doubtful accounts	(14,610)	(14,590)

Total other receivables, net	$481,632	$470,632

NOTE 6 PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2009 and December 31, 2008, property, plant and equipment consisted of the followings:

	2009	2008
	(Unaudited)
Cost:
Plant and Building	$20,969,275	$20,940,518
Machinery and Equipment	2,002,381	1,967,750
Office Furniture and Equipment	130,022	125,881
Transportation Equipment	258,105	296,274
Total at cost	23,359,783	23,330,423
Less: Accumulated depreciation	(1,830,067)	(1,498,355)

Total property, plant and equipment, net	$21,529,716	$21,832,068

The range of estimated useful lives of property, plant and equipment is as follows:

Plant and Building	30-40 years
Machinery and Equipment	10 years
Office Furniture and Equipment	5 years
Transportation Equipment	5 years

Depreciation for the six months ended June 30, 2009 and 2008 was $354,726 (unaudited) and $294,623 (unaudited) respectively. And depreciation expense for the 3 months ended June 30, 2009 and 2008 were $177,166 (unaudited) and $138,907 (unaudited) respectively.

NOTE 7 CONSTRUCTION IN PROGRESS

As of June 30, 2009 and December 31, 2008, construction in progress was as follow:

	2009	2008
	(Unaudited)
Phase II plant project	$3,309,107	$600,398

The Company started the construction of phase II plant in 2008 to increase the production of tractors.

NOTE 8 LAND USE RIGHTS

As of June 30, 2009 and December 31, 2008, land use rights were as follows:

	2009	2008
	(Unaudited)
Cost	$4,667,880	$3,950,862
Less: Accumulated amortization	(220,197)	(183,667)
	4,447,683	3,767,195
Less: Impairment loss	(696,778)	(695,822)

Land use rights, net	$3,750,905	$3,071,373

The Company obtained the right from the relevant PRC land authority for fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

Amortization expense for the six months ended June 30, 2009 and 2008 was $36,286 (unaudited) and $38,289 (unaudited) respectively. And the amortization for the 3 months ended June 30, 2009 and 2008 were $20,572 and $22,836 respectively. The estimated annual amortization for land use rights for the next five years as of June 30, 2009 and thereafter is expected to be as follows by years:

2010	$77,396
2011	77,396
2012	77,396
2013	77,396
2014	77,396
Thereafter	3,363,925

Total	$3,750,905

NOTE 9 LAND USE RIGHTS DEPOSIT

Land use right deposit as of June 30, 2009 and December 31, 2008 was nil and $1,038,174 respectively. The land use right deposit represented the prepayment to obtain the land use rights in the future.

NOTE 10 OTHER INTANGIBLE ASSETS

As of June 30, 2009 and December 31, 2008, the Company’s intangible assets were summarized as follows:

	Useful life	2009	2008
		(Unaudited)
Amortizable intangible assets:
Trademark	10 years	$539,095	$538,356
Capitalized accounting software	10 years	23,195	14,185
Non-patent techniques	10 years	87,658	87,538
Total at historical cost		649,948	640,079
Less: Total accumulated amortization		(119,005)	(86,614)

Other intangible assets, net		$530,943	$553,465

Other intangible assets were stated at cost less accumulated amortization. The amortization of other intangible assets for the six months ended June 30, 2009 and 2008 was $32,280 (unaudited) and $31,261 (unaudited) respectively. And the amortization for the 3 months ended June 30, 2009 and 2008 were $16,260 and $15,688 respectively. The estimated amortization expense for the next five years as of June 30, 2009 and thereafter is expected to be as follows by years:

2010	$64,995
2011	64,995
2012	64,995
2013	64,995
2014	64,995
Thereafter	205,968

Total	$530,943

NOTE 11 LONG-TERM INVESTMENTS

As of June 30, 2009 and December 31, 2008, the Company’s investment consisted of the following:

	2009		2008
	(Unaudited)
Zhongji North Machinery Co., Ltd.	24%	1,722,349	24%	$1,877,836

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

Balance sheet

	June 30, 2009	December 31, 2008
Assets
Cash	$382,556	$2,481,590
Receivables	6,500,041	3,499,959
Inventories	7,048,874	1,895,571
Long-term assets	2,621,193	2,054,884

Total assets	$16,552,664	$9,932,004

Liabilities and shareholders equity
Payables	$9,376,210	$1,432,339
Long-term liabilities		675,349
Paid-in capital	7,294,797	7,294,797
Retained earnings (Accumulated deficit)	(137,457)	521,303
Foreign currency translation	19,114	8,216

Total liabilities and shareholders equity	$16,552,664	$9,932,004

Income statement

	For the six months ended June 30,
	2009	2008
Revenue	$304,432	$-
Cost of sales	261,636	-
Gross Margin	42,796	-
Expenses	703,402	-
Loss before income taxes	(660,606)	-
Income tax	(1,846)	-
Net loss	$(658,760)	$-

The following table summarizes the movement of the Company’s long-term investment in Zhongji North in the six months ended June 30, 2009:

Balance as of December 31, 2008	$1,877,836
Net loss of Zhongji North	(658,760)
Foreign currency translation	10,898
Total	(647,862)
% of ownership	24%
Movement	(155,487)

Balance as of June 30, 2009	$1,722,349

NOTE 12 SHORT-TERM LOANS

Short-term loans represented amounts due to various financial institutions which are normally due within one year. As of June 30, 2009 and December 31, 2008, the Company’s short term loans consisted of the following:

	2009	2008
	(Unaudited)
From Jilin bank Changchun Ruixiang Sub-Branch (“JBCRSB”), due from December 10, 2008 to November 26, 2009. With interest at 7.254%, pledged by the Company’s building and land use right.	$4,382,889	$4,376,878

From JBCRSB, due from January 13, 2009 to November 26, 2009. With interest at 7.254%, pledged by the Company’s building and land use right.	5,843,852	-

From Jilin Jiutai Rural Commercial Bank Chengqu-Branch, due from March 27, 2009 to March 24, 2010. With interest at 11.16%, pledged by the Company’s land use right.	730,482	-

Total short-term loans	$10,957,223	$4,376,878

NOTE 13 ACCRUED EXPENSES AND OTHER PAYABLES

As of June 30, 2009 and December 31, 2008, the accrued expenses and other liabilities of the Company were summarized as follows:

	2009	2008
	(Unaudited)
Accrued expenses	$174,631	$-

Other payables – equipment purchases payable	120,369	63,109
– security deposit	285,334	109,013
– borrowing from third party	470,138	542,441
– Others	100,935	3,887

Total accrued expenses and other payables	$1,151,407	$718,450

The borrowing from third party has no repayment term and bore no interest. The security deposit is deposit from clients for the maintenance of tractors.

NOTE 14 RELATED PARTY BALANCE AND TRANSCATIONS

Due to related parties

As of June 30, 2009 and December 31, 2008, due to related parties was summarized as follows:

	2009	2008
	(Unaudited)
Lau San	$86,498	$1,005,084
Changchun Junming Machinery Co., Ltd. (“CJMCL”)	148,939	148,734
Shenzhen Junsheng Property Management Co., Ltd. (“SJPMCL”)	14,610	14,590
Zhongji North Machinery Co., Ltd. (“Zhongji North”)	413,821	413,666

Total due to related parties	$663,868	$1,582,074

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

NOTE 16 NONCONTROLLING INTERESTS

Noncontrolling interests on the consolidated statement of income and comprehensive income of $247,295 and $374,903 for the six months ended June 30, 2009 and 2008 respectively, of  $113,823 and $143,630 for the three months ended June 30, 2009 and 2008 respectively, represented the noncontrolling shareholders’ proportionate share of the net income/(loss) of the Company.

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

The operating profits and losses of our subsidiaries were as follows, for the six months ended June 30, 2009 and 2008, unaudited:

	2009	2008
Changchun Densen	$(228,460)	$141,162
Changtuo	511,946	687,377
JQBC	(15,716)	-
	$267,770	$828,539

The operating profits and losses of our subsidiaries were as follows, for the three months ended June 30, 2009 and 2008, unaudited:

	2009	2008
Changchun Densen	$(47,613)	$93,289
Changtuo	234,986	261,161
JQBC	16,848	-
	$204,221	$354,450

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as of June 30, 2009 and December 31, 2008:

	2009	2008
	(Unaudited)
Deferred tax assets:
Inventory impairment	$70	$5,504
Bad debt allowance	49,951	-
Investment gain	6,097	-
Expenses deductible in next year	14,770	24,890

Total deferred tax assets	$70,888	$30,394

	2009	2008
	(Unaudited)
Deferred tax liabilities:
Taxable income in year 2010	$478,905	$-

Total deferred tax liabilities	$478,905	$-

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2009 and 2008 (unaudited):

	2009	2008
US statutory rates	(34%)	(34%)
Tax rate difference	9%	9%
Valuation allowance	(14%)	-
Effect of tax holiday	-	3%
Non-deductable expenses	-	(4%)

Tax per financial statements	(39%)	(26%)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended June 30, 2009 and 2008 (unaudited):

	2009	2008
	(34%)	(34%)
US statutory rates	9%	9%
Tax rate difference	(5%)	-
Valuation allowance	2%	5%
Effect of tax holiday	-	(9%)
Equity in loss of investee	8%	1%

Tax per financial statements	(20%)	(28%)

NOTE 18 OPERATING RISK

(a)	Country risk

Currently, the Company’s revenues are primarily derived from the sale of agriculture tractors to customers in the People’s Republic of China (“PRC”). The Company hopes to expand its operations to other countries, however, such expansion has not commenced and there is no assurance that the Company will be able to achieve such expansion. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

(b)	Products risk

In addition to competing with other manufacturers of agricultural machinery, the Company competes with larger PRC companies which have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. These PRC companies may be able to offer products at a lower price. There can be no assurance the Company will remain competitive should this occur.

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

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company’s future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of June 30, 2009 and 2008 and believes its exposure to interest rate risk is not material.

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

Our corporate structure is summarized in the chart below and the accompanying summary:

Overview

At the present time, our business is solely comprised of the business of our wholly-owned subsidiary, Densen Machinery. Densen Machinery invested $15,180,000 to establish Changchun Densen Agricultural Machinery Equipment Co., Ltd. (“Changchun Densen”) in September 2005. Changchun Densen is engaged in the research and development and production of low-speed vehicles, tractors and construction machinery. In November 2007, Changchun Densen and State-owned Assets Supervision and Administration Commission of Changchun entered into a joint venture to establish Chang Tuo Agricultural Machinery Equipment Group Co., Ltd. (“Chang Tuo”) to put itself in a better position in the marketplace . As of September 30, 2008, the total registered capital of Chang Tuo is RMB200,000,000 and is engaged in the research, development production, and sale of low-speed vehicles, tractors and construction machineries, and sales of agricultural machineries and accessories.

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

Revenue Recognition

In accordance with GAAP in the United States, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collection of the resulting receivable is reasonably assured.

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

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts to reduce trade receivable amounts to their estimated realizable value. Judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required.. In estimating the provision for doubtful accounts, we consider:

i.	the aging of the accounts receivable;

ii.	trends within and ratios involving the age of the accounts receivable;

iii.	the customer mix in each of the aging categories and the nature of the receivable;

iv.	our historical provision for doubtful accounts;

v.	the credit worthiness of the customer;

vi.	the economic conditions of the customer’s industry as well as general economic conditions, among other factors.

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

Results of Operations for the six months  ended June 30, 2009 and 2008

CHINA TRACTOR HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS AND OTHER COMPREHENSIVE
GAINS/LOSS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

			Variance
	2009	2008	Amount	%
Net revenue	$18,575,096	$20,121,871	$(1,546,775)	-8%
Cost of sales	(16,011,720)	(18,280,610)	2,268,890	-12%

Gross profit	2,563,376	1,841,261	722,115	39%
Operating expenses:
Selling and general and administrative expenses	(1,428,777)	(859,816)	(568,961)	66%
Impairment loss of assets	(142,099)	13,135	(155,234)	-1182%
Profit from operations	992,500	994,580	(2,080)	0%

Other income/(expenses)	(554,081)	124,213	(678,294)	-546%
Minority interest	(264,168)	(274,903)	110,735	-30%
Income tax expenses	(170,649)	(290,254)	119,605	N/A

Net profit attributable to stockholders	3,602	453,636	(450,034)	-99%

Other comprehensive income	44,038	982,268	(938,230)	-96%

Comprehensive income	$47,640	$1,435,904	(1,388,264)	-97%

Revenue

Revenue for the six months ended June 30, 2009 was $18,575,096, compared to $20,121,871 for the comparable period of 2008, a decrease of $1,546,775 or 8%.  The decrease mainly resulted from more extensive competition in the markets in 2009 than that of 2008. So the price and quantity of sales in year 2009 is lower than that of 2008.

Cost of sales

Cost of sales for the six months ended June 30, 2009 decreased to $16,011,720 from $18,280,610 for the comparable period of 2008, a decrease of $2,268,890 or 12%.  The decrease of cost of sales is in line with the sales decrease.

Gross profit

Gross profit for the six months ended June 30, 2009 was $2,563,376, which was an increase of $722,115 or 39% compared to $1,841,261 for the comparable period of 2008.  The increase of gross profit is due to a decrease of the per unit selling cost.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $1,428,777 for the six months ended June 30, 2009 from $859,816 in 2008, an increase of $568,961 or 66%.  The increase primarily resulted from reinforced sales and marketing activities in 2009.

Provision and impairment expenses

The provision and impairment expenses in the six months ended June 30, 2009 represents the allowance of other receivables of $142,099, while the provision and impairment expenses in 2008 represents for the allowance of advance to suppliers of ($13,135).

Other income/ (expenses)-net

Other expenses-net for the six months ended June 30, 2009 was $554,081, as compared to other income-net of $124,213 for the comparable period of 2008. Other expenses for six months ended June 30, 2009 mainly consisted of interest expense related to bank loans of $349,972. Other income for the six months ended June 30, 2008 mainly consisted of subsidies from governments for agricultural machinery manufacturers of $69,680.

Net income

Net income for the six months ended June 30, 2009 was $3,602, compared to $453,636 for the comparable period in 2008. The Company had net income in the first half year of 2009 because of improvement of gross margin on product sales.

Comprehensive income

Comprehensive income for the six months ended June 30, 2009 was $44,038 compared to $982,268 for the comparable period in 2008. It represents the foreign currency translation income had on from appreciation of Renmenbi against US dollar.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated deficit of $1,413,566 as of June 30, 2009 and $1,417,168 as of December 31, 2008. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past. We begun to achieve profitability in 2008, but there is no assurance it will continue to be able to do so in the future. If we fail to maintain profitability, we cannot predict how long we can incur losses or whether we will become profitable again, or if the Company’s business will improve.

However, our working capital was $1,972,472.  In addition, our wholly-owned subsidiary, Densen Machinery is a recipient of subsidies and tax incentives from the Chinese government as part of its plan to promote the development of the agriculture industry in the northeast regions of China. We expect these subsidies and tax incentives to continue in the near future and improve our liquidity, although the current world-wide economic crisis may cause the Chinese government to discontinue these incentives and subsidies. Further, demand for agricultural machines continues to be robust in China, including the provinces of Jilin, Liaoning, Heilongjiang and Shangdong, areas that are major markets for our products.

Operating Activities

The net cash used in operating activities during the six months ended June 30, 2009 was $7,047,469, compared to the net cash used by operating activities during the six months ended June 30, 2008 of $2,204,506. The net cash outflow from operating activities in 2009 was mainly due to an increase in accounts receivable of $3,295,269, inventories of $4,829,257, and advances to suppliers of $2,171,770, less an increase in accounts payable of $2,492,962, advances from customers of $102,834, depreciation and amortization of $423,293, an increase in minority interest of $264,168.   The increase in both operating assets and liabilities were mainly due to increase of sales and operating scale.  In addition, in order to achieve larger market share, we offered longer credit period to our customers.  The cash inflow during 2008 is mainly due to the increase in accounts receivable and inventory of $1,770,187 and $3,618,765 respectively, increase in accounts payable of $3,614,542 and decrease in accrued liabilities of $255,309, and depreciation and amortization of $364,174.

Investing Activities

Net cash used in investing activities was $787,516 during the six months ended June 30, 2009, compared to $1,045,104 in 2008. The net cash outflow in 2009 primarily consisted of the cash outflow from purchase of property and equipment of $819,730. The cash outflow during the comparable period of 2008 is from cash paid for purchase of property and equipment of $1,045,104.

Financing Activities

Net cash provided by financing activities was to $5,983,334 during the six months ended June 30, 2009, compared to cash provided by financing activities of $294,996 during the comparable period of 2008. The net cash inflow in 2009 was due to proceeds from short term loans of $6,648,907 less payments and receipt from related parties of $621,700.   The short term loan will be repaid from our operation cash flow generated during the second half year of 2009.

Inflation

In the opinion of management, inflation has not had a material effect on the Company's financial condition or results of its operations.

Trends and uncertainties

Our wholly-owned subsidiary, Densen Machinery is a recipient of subsidies and tax incentives from the Chinese government as part of their plan to promote the development of the agriculture industry in the northeast regions of China. We expect that these subsidies and tax incentives to continue in the near future and improve our liquidity, although the current world-wide economic crisis may cause the Chinese government to discontinue these incentives and subsidies. Further, demand for agricultural machines continues to be robust in China, including the provinces of Jilin, Liaoning, Heilongjiang and Shangdong, areas that are major markets for our products. The Company’s operations are affected by seasonal factors sales of our products are affected by shifts in seasonal cultivating trends. On the agricultural machinery business, the first quarter and third quarter are the off-season for sales; the second quarter and fourth quarter are the peak season for sales.

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

Changes in Internal Control over Financial Reporting

Further, there were no changes in the Company’s internal control over financial reporting during the Company’s second fiscal quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA TRACTOR HOLDINGS, INC.

Dated: August 19, 2009	By:	/s/ Lau San
Lau San
Chief Executive Officer and Chairman

By:	/s/ Chen Guochen
Chen Guochen
Chief Financial Officer and Director