Form 10-Q
period 2009-09-30
China Tractor Holdings, Inc.
filed 2009-12-03
CIK 1352884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009 or

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
Yes ☐ No ☒

As of December 1, 2009, there were 18,340,539 shares of the Company’s common stock outstanding.

CHINA TRACTOR HOLDINGS, INC.

TABLE OF CONTENTS

FORM 10-Q

September 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited)		1
Condensed Consolidated Statements of Operations and other Comprehensive Income (Loss)		2
Condensed Consolidated Statements of Cash Flows (unaudited)		3
Notes to the Condensed Consolidated Financial Statements (unaudited)		4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		22
Item 3. Quantitative and Qualitative Disclosure About Market Risks		31
Item 4. Controls and Procedures		31

PART II - OTHER INFORMATION

Exhibit 31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 & DECEMBER 31, 2008

	2009	2008

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$111,889	$1,979,153
Accounts receivable, net of allowance for doubtful accounts	3,141,959	2,275,976
Other receivables, net of allowance for doubtful accounts	441,473	470,632
Advance to suppliers, net of allowance for doubtful accounts	1,168,607	554,376
Inventories, net	13,430,209	8,960,235
Prepaid expenses	5,484	8,754
Tax recoverable	2,301,378	663,836
Due from related parties	417,242	1,900,128
Total current assets	21,018,241	16,813,090

Property, plant and equipment, net	21,406,982	21,832,068
Construction in progress	4,756,402	600,398
Intangible assets	515,515	553,465
Land use right	3,733,519	3,071,373
Land use right deposit	-	1,038,174
Equipment deposit	15,970	-
Long-term investment	1,724,163	1,877,836
Deferred tax assets	112,638	30,394

TOTAL ASSETS	$53,283,430	$45,816,798

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term loans	$10,968,761	$4,376,878
Accounts payable	7,746,727	6,628,498
Advance from customers	153,124	282,235
Salary payable	78,094	116,823
Accrued expenses and other payables	2,433,250	718,450
Due to related parties	577,913	1,582,074

Total current liabilities	21,957,869	13,704,958

Deferred tax liability	479,410	-

TOTAL LIABILITIES	22,437,279	13,704,958

STOCKHOLDERS’ EQUITY
Comon shares, issued and outstanding; 18,310,539 and 18,310,539 shares as of September 30, 2009 and December 31, 2008 respectively, par value $0.001 per share	1,831	1,831
Additional paid-in capital	15,183,276	15,183,276
Accumulated other comprehensive income	2,735,636	2,578,962
Accumulated deficit	(2,245,293)	(1,417,168)

TOTAL EQUITY ATTRIBUTED TO CONTROLLING SHAREHOLDERS	15,675,450	16,346,901
Noncontrolling Interest	15,170,701	15,764,939
TOTAL STOCKHOLDERS’ EQUITY	30,846,151	32,111,840

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,283,430	$45,816,798

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 & 2008 (Unaudited)

	Nine Months		Three Months
	Ended September 30		Ended September 30
	2009	2008	2009	2008

Net revenue	$18,828,313	$24,168,188	$253,217	$4,628,679
Cost of sales	(16,226,931)	(21,327,271)	(215,211)	(3,629,023)

Gross profit	2,601,382	2,840,917	38,006	999,656
Operating expenses:
Sales and marketing expenses	(637,590)	(150,839)	(71,023)	(36,799)
General and administrative expenses	(1,718,394)	(1,121,317)	(856,184)	(375,541)
Impairment loss on assets	(867,111)	(33,521)	(725,012)	(46,656)

Profit/(loss) from operations	(621,713)	1,535,240	(1,614,213)	540,660

Investment loss	(158,119)	-	(16)	-
Interest income/(expense)	20,520	6,307	14,909	1,027
Gain/(Loss) on disposal of fixed assets	-	-	-	(9,287)
Government grant income	8,769	-	8,769	-
Other income	138	133,677	23	16,053
Interest income/(expense)	(556,747)	-	(189,686)	-
Other expenses	(35,532)	(16,497)	(889)	(8,519)
	(720,971)	123,487	(166,890)	(726)

Income/(loss) before income taxes and noncontrolling interests	(1,342,684)	1,658,727	(1,781,103)	539,934

Income tax benefit/(expense)	-	(402,616)	170,649	(112,362)

Net income/(loss)	(1,342,684)	1,256,111	(1,610,454)	427,572

Less: (Income)/loss attributable to noncontrolling interest	514,559	(655,013)	778,727	(280,110)

Net Income/(loss) attributed to controlling shareholders	(828,125)	601,098	(831,727)	147,462

Other comprehensive income	156,674	1,020,617	112,636	38,349

Comprehensive income/(loss)	$(671,451)	$1,621,715	$(719,091)	$185,811

Basic and diluted income/(loss) per commom share:
Basic	$(0.05)	$0.03	$(0.05)	$0.01
Diluted	(0.05)	0.03	(0.05)	0.01

Weighted average common shares outstanding:
Basic	18,310,539	18,310,539	18,310,539	18,310,539
Diluted	18,310,539	18,310,539	18,310,539	18,310,539

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 & 2008 (Unaudited)

	2009	2008
Cash flows from operating activities:
Income including noncontrolling interest	$(1,342,685)	$1,256,111
Adjustments to reconcile net income/(loss) to cash used by operating activities:
Depreciation and amortization	629,599	576,342
Provision for inventory obsolescence	819,837	-
Provision for doubtful receivables	47,274	33,521
Investment loss	158,119	-
Changes in operating assets and liabilities:
Deferred tax assets	396,954	-
Accounts receivable	(899,591)	(2,094,525)
Inventories	(5,264,866)	(1,712,829)
Advance to suppliers	(634,582)	(1,925,083)
Prepaid expenses and other assets	30,306	(190,367)
Accounts payable	1,101,346	2,007,526
Advance from customers	(129,703)	636,771
Accrued expenses and other current liabilities	(9,345)	123,111
Cash used by operating activities	(5,097,337)	(1,289,422)

Cash flows from investing activities:
Cash paid for long- term investment	-	(142,880)
Receipts from the sale of fixed assets,intangible assets and other longterm assets	32,217	-
Purchase of property and equipment and other long-term assets	(2,286,035)	(1,030,411)
Cash increase due to acquisition of subsidiaries	-	207
Net cash used for investing activities	(2,253,818)	(1,173,084)

Cash flows from financing activities:
Proceeds from short-term loans	6,649,607	-
Proceeds from related parties - net	-	322,723
Repayment on borrowing from related parties	10,133	-
Advance to related parties	(433,019)	-
Collection an advance to related parties	16,076	-
Receipt from related parties	(689,294)	-
Repayments on short-term loans	(73,073)	-
Net cash provided by financing activities	5,480,430	322,723

Effect of exchange rate changes on cash	3,461	136,861

Net decrease in cash and cash equivalents	(1,867,264)	(2,002,922)

Cash and cash equivalents, beginning balance	1,979,153	2,714,239

Cash and cash equivalents, ending balance	$111,889	$711,317

SUPPLEMENTARY DISCLOSURE:

Interest paid	$556,747	$-

Income tax paid	$34,769	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION AND PROPOSED BUSINESS OPERATIONS

China Tractor Holdings, INC. ("China Tractor") was incorporated in April 2005 in Hong Kong. In June 2005, China Tractor signed an agreement with Densen Investment Limited (“Densen Investment”) to obtain assets from Densen Investment. China Tractor invested $15,180,000 to establish Changchun Densen Agriculture Machinery Manufacturing Co., Ltd. (“Changchun Densen”) on September 27, 2005. Changchun Densen is engaged in the R&D and production of low-speed vehicles, tractors and construction machinery. According to the revised articles of association dated January 09, 2007, Changchun Tractor (Group) Co., Ltd. (“Changchun Tractor”) invested a trademark of $471,445 to Changchun Densen. After this investment, Changchun Tractor obtained 3% equity in Changchun Densen. On April 23, 2007, the company name of Changchun Densen was changed to Changchun Densen Changtuo Agriculture Machinery Manufacturing Co., Ltd. accordingly. Based on an agreement signed on November 20, 2007, Changchun Densen and State-owned Assets Supervision and Administration Commission of Changchun (“SOASACC”) jointly invested to establish Chang Tuo Agricultural Machinery Equipment Group Co., Ltd. (“Chang Tuo”). The total registered capital of Chang Tuo is RMB200,000,000 which includes 50% (RMB100,000,000) from SOASACC, 47.5% (RMB95,000,000) from Changchun Densen and 2.5% (RMB5,000,000) from the operator, Mr. Yu Han. Chang Tuo is engaged in the R&D and production of low-speed vehicles, tractors and construction machineries, and sales of agricultural machinery and accessories.

Pursuant to the Share Exchange Agreement by and among Royaltech Corp. (“Royaltech”), a Delaware corporation, China Tractor, and the shareholders of all the outstanding shares of Densen Machinery, on September 9, 2008 (the “Closing Date”), Royaltech issued 16,720,354 shares of its common stock for all the issued and outstanding shares of China Tractor. The former shareholders of China Tractor acquired 91.3% of the issued and outstanding shares of Royaltech. This transaction resulted in a change in control of Royaltech to the former shareholders of China Tractor. Immediately after the closing of the Share Exchange and the Stock Purchase Agreements, Royaltech had 18,310,539 shares of Common Stock issued and outstanding. In connection with the change in control, Mr. Lau San became Chairman of the Board of Directors and Chief Executive Officer, Mr. Lau Jingdong became President, and Mr. Chen Guocheng became Chief Financial Officer of Royaltech. This transaction was accounted for as a recapitalization of China Tractor and not as a business combination. Accordingly, no pro forma information is presented. The historical financial statements are those of China Tractor.

The share exchange agreement also states Royaltech’s existing shareholders assumed all the liabilities of Royaltech at the date of merger.

On September 19, 2008, Royaltech amended Article I of its Certificate of Incorporation to change its corporate name from “Royaltech Corp.) to “China Tractor Holdings, Inc.” (“China Tractor”, or “the Company”, or “We”, or “us”)

The financial statements include all adjustments that, in the opinion of management, are necessary to make the interim financial statements not misleading.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Tractor, its 97%-owned subsidiary Changchun Densen, its 70%-owned subsidiary Jilin Qilida Bearing Co., Ltd. (“JQBC”) and its 47.5%-owned joint venture Chang Tuo as of and for the nine months ended September 30, 2009. As the Company appointed 4 of 7 Chang Tuo directors, the accounts of Chang Tuo are included in consolidation. All significant inter-company accounts and transactions were eliminated in consolidation.

Basis of Presentation

The Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  The Company’s functional currency is the Chinese Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“$”).

ASC 280 “Disclosure about Segments of an Enterprise and Related Information”, previously SFAS No. 131, requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amount of revenues and expenses during the reporting periods.  Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Comprehensive Income

The Company has adopted the provisions of ASC 220 “Reporting Comprehensive Income”, previously SFAS No. 130, establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements.

ASC 220 defines comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

Foreign Currency Transactions

The reporting currency of the Company is the US $. The functional currency of PRC subsidiaries is RMB. The financial statements of PRC subsidiaries are translated to United States dollars using quarter-end exchange rates as to assets and liabilities and average exchange rates as to revenues, expenses and cash flows.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts with the exception of equity at September 30, 2009 were translated 6.8376 RMB to $1.00 as compared to 6.8542 RMB at December 31, 2008.  The equity accounts were stated at their historical exchange rate.  The average translation rates applied to the income and cash flow statement amounts for the three months ended September 30, 2009 and 2008 were 6.8411 RMB and 6.8529 RMB to $1.00 respectively.  The average translation rates applied to the income and cash flow statement amounts for the nine months ended September 30, 2009 and 2008 were 6.8425 RMB and 6.9989 RMB to $1.00, respectively.

Translations adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders’ equity and were $2,735,925 and $2,578,962 as of September, 2009 and 2008, respectively.

Cash and Cash Equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.  The Company maintains cash with various banks and trust companies located in China.  Cash accounts are not insured or otherwise protected.  Should any bank or trust company holding cash deposits become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash on deposit with that particular bank or trust company.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.   Accounts are written off against the allowance when it becomes evident collection will not occur. As of September 30, 2009 and December 31, 2008, the allowance for doubtful accounts was $42,369 and $74,832 respectively.

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

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses.  The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Gains or losses on disposals are reflected as gain or loss in the year of disposal.  All ordinary repair and maintenance costs are expensed as incurred.  Expenditures for maintenance and repairs are expensed as incurred.  Major renewals and betterments are charged to the property accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed in the current period.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of assets as set out below.

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

Long-Term Investment

The Company accounted for its 24% investment in Zhongji North Machinery Co., Ltd, (Zhongji North) using the equity method, under which the share of Zhongji North’ net income is recognized in the period in which it is earned.  In China, only annual report is audited. The financial statement of 2008 was audited by Tianzhi CPA. Financial statement of  2009 will be audited after year end 2009.

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, previously SFAS No. 144, the Company reviews the carrying values of long-lived assets, including property, plant and equipment, land use right and other intangible assets, whenever facts and circumstances indicate the assets may be impaired. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment is measured by the amount by which the carrying amount the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. In 2007, Changchun Densen invested land use right to Changtuo. According to appraisal report, the value of land use right was lower than the book value and the difference between appraisal value and book value resulted in an impairment of land use right. As of September 30, 2009, the Company performed an impairment review of long-lived assets and concluded that there was an impairment loss of land use right of $697,512.

Revenue Recognition

The Company recognizes sales in accordance with United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” and SAB No. 104, “Revenue Recognition.” The Company recognizes revenue when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services were rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. After the customers of the Company taking the goods and signing on the shipping order, the Company considers the signed shipping order as customer acceptance and the risk of goods is transferred, as the price in invoice or sales contract with customers is fixed, the Company recognize revenue accordingly. Revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have were met. Provisions for discounts and returns are provided for at the time the sale is recorded, and are recorded as a reduction of sales. The Company bases its estimates on historical experience taking into consideration the type of products sold, the type of customer, and the type of specific transaction in each arrangement. Revenues represent the invoiced value of goods, net of value added tax (“VAT”).

The Company provides a product warranty to customers; meanwhile, as an assembling company, all parts are purchased from related suppliers, suppliers provide a same terms warranty to the Company as that the Company provides to customers. In case customers claim problem products to the Company, the Company will claim the related parts to suppliers accordingly. Further more, the labor costs and overheads related to the problem products are not material compared to the parts cost, so the company do not accrue any warranty liabilities in financial statements.

The Company does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers. Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as advanced from customers.

In 2009, subsidies were granted to farmers by the Chinese government, who are the ending users of products of the Company. When farmers buy tractors, the Chinese government pays the subsidies to the company on behalf of farmers to ensure the subsidies are correctly used, and farmers only need to pay the difference between sales price and government subsidies. The Company records the subsidies as revenue when it recognizes product sales. The subsidies are nonrefundable. In 2009, the Company received $5,789,589 from the Chinese government, which represents a portion of the sales price of tractors sold to the farmers during 2009 and 2008, included in which, $127,385 recorded as sales of 2008 and $5,662,204 recorded as sales of 2009.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”, previously SFAS No. 109.  Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts and each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion; it is more likely than not that some portion of the deferred tax assets will not be realized.  The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

Earnings (loss) Per Share

The Company reports earnings per share in accordance with the provisions of ASC 260 “Earnings Per Share”, previously SFAS No. 128.  ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation dates.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures”, previously FAS 157, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments.  Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.  The three levels are defined as follows:

   ·  Level 1  inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

   ·  Level 2  inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

   ·  Level 3  inputs to the valuation methodology are unobservable and significant to the fair value.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2009 are as follows:

The Company's financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivables, other receivables, accounts payable, notes payable and convertible notes payable.  Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less.  Restricted cash represents time deposits on account to secure short-term bank loans and notes payable. Management estimates that the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature.

Fair Value Measurements at Reporting Date Using Quoted Prices in

	Carrying value as Of September 30	Active markets For identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$111,889,	$111,889	-	-

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of September 30, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

Noncontrolling Interests

Effective January 1, 2009, the Company adopted the provisions of ASC 810, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-reported in equity” for reporting noncontrolling interest (“NCI”) in a subsidiary.  As a result, the Company reported NCI as a separate component of Stockholders’ Equity in the Condensed Consolidated Balance Sheet. Additionally, the Company reported the portion of net income and comprehensive income (loss) attributed to the Company and NCI separately in the Condensed Consolidated Statement of Operations.  The Company also included a separate column for NCI in the Consolidated Statement of Changes in Equity.  All related disclosures were adjusted accordingly.  Prior year amounts associated with NCI in the financial statements and accompanied footnotes were retrospectively adjusted to conform to the adoption.

Statement of Cash Flows

In accordance with ASC 230, “Statement of Cash Flows”, previously AFAS No. 95, cash flows from the Company's operations is calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Recent Accounting Pronouncements

Noncontrolling Interests (Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  We adopted SFAS 160 on January 1, 2009.  As a result, we reclassified financial statement line items within our Condensed Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform to this standard.

Business Combinations (Included in ASC 805 “Business Combinations”, previously SFAS No. 141(R)).  This ASC guidance revised SFAS No. 141, “Business Combinations” and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination.  The adoption of this standard had no material impact on the Company’s financial statements.

Intangibles-Goodwill and Other (Included in ASC 350”, previously FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets).  FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  The adoption of this standard had no material effect on the Company's financial statements.

Business Combinations (Included in ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations.  FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies.  FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R).  The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

Fair Value Measurements and Disclosures (Included in ASC 820, previously FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”).  FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset.  If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value.  FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive.  FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively.  The adoption of this standard had no material effect on the Company's financial statements.

Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information (Included in ASC 320-10-65, previously FASB Staff Position No. 115-2 and Statement of Financial Accounting Standards No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”).  ASC 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold.  In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses.  The adoption of this statement had no material impact on the Company’s financial statements.

Interim Disclosures about Fair Value of Financial Instruments (Included in ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1).  This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements.  This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods.  FSP 107-1 was effective for interim periods ending after September 15, 2009.  The adoption of FSP 107-1 had no material impact on the Company’s financial statements.

Subsequent Events (Included in ASC 855 “Subsequent Events”, previously SFAS No. 165).  SFAS No.165, “Subsequent Events” establishes accounting and disclosure requirements for subsequent events.  SFAS 165 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  We adopted this statement effective June 1, 2009 and have evaluated all subsequent events through the filing date with the SEC.

Accounting for Transfers of Financial Assets (To be included in ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140”).  SFAS 166 addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Also, SFAS 166 removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency.  SFAS 166 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010.  The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

Consolidation of Variable Interest Entities – Amended (To be included in ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”).  SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity.  SFAS 167 also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010.  The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

FASB Accounting Standards Codification (Accounting Standards Update “ASU” 2009-1).  In June 2009, the Financial Accounting Standard Board (“FASB”) approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There were no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  ASC Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605) “Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”.  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted.  The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

NOTE 3    ACCOUNTS RECEIVABLE

As of September 30, 2009 and December 31, 2008, accounts receivable consisted of the following:

	2009	2008
	(Unaudited)
Accounts receivable	$3,184,328	$2,278,559
Less: Allowance for doubtful accounts	(42,369)	(2,583)

Accounts receivable, net	$3,141,959	$2,275,976

NOTE 4   INVENTORIES

Inventories, by major categories, as of September 30, 2009 and December 31, 2008 were as follows:

	2009	2008
	(Unaudited)
Raw materials	$3,165,909	$4,435,034
Work in progress	102,169	1,119,496
Low value consumables	156,957	123,437
Packaging materials	2,002	1,579
Materials on consignment for further processing	200,691	18,638
Finished goods	10,630,350	3,284,065
	14,258,078	8,982,249

Less: Allowance for obsolete inventories	(827,869)	(22,014)

Inventories, net	$13,430,209	$8,960,235

              The sales peak season of tractor is winter, the high finished goods are hold for winter sales.

NOTE 5    ADVANCE TO SUPPLIERS

Advance to suppliers represented partial payments or deposits on inventory purchases and was $ 1,168,607 and $554,376 net, which is after allowance for doubtful accounts of $79,952 (unaudited) and $57,667 as of September 30, 2009 and December 31, 2008, respectively.

NOTE 6    OTHER RECEIVABLES

As of September 30, 2009 and December 31, 2008, other receivables comprised the following:

	2009	2008
	(Unaudited)
Advance to employees for business purposes	$32,080	$123,698
Prepayment	7,312	28,827
Rebate receivable	-	48,496
Loan (no interest)	43,875	-
Other	358,206	284,201
	441,473	485,222
Less: Allowance for doubtful accounts	-	(14,590)

Total other receivables, net	$441,473	$470,632

NOTE 7    PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2009 and December 31, 2008, property, plant and equipment consisted of the followings:

	2009	2008
	(Unaudited)
Cost:
Plant and Building	$20,996,694	$20,940,518
Machinery and Equipment	2,021,915	1,967,750
Office Furniture and Equipment	131,077	125,881
Transportation Equipment	258,376	296,274
Total at cost	23,408,062	23,330,423

Less: Accumulated depreciation	(2,001,080)	(1,498,355)

Total property, plant and equipment, net	$21,406,982	$21,832,068

The range of estimated useful lives of property, plant and equipment is as follows:

Plant and Buildings	30-40 years
Machinery and Equipment	10 years
Office Furniture and Equipment	5 years
Transportation Equipment	5 years

Depreciation for the nine months ended September 30, 2009 and 2008 was $523,729 (unaudited) and $641,735 (unaudited) respectively. And depreciation expense for the three months ended September 30, 2009 and 2008 was $169,003 (unaudited) and $183,398 (unaudited) respectively.

NOTE 8    CONSTRUCTION IN PROGRESS

As of September 30, 2009 and December 31, 2008, construction in progress was as follow:

	2009	2008
	(Unaudited)
Phase II plant project	$4,756,402	$600,398

The Company started the construction of phase II plant in 2008 to increase the production of tractors.

NOTE 9    LAND USE RIGHTS

As of September 30, 2009 and December 31, 2008, land use rights were as follows:

	2009	2008
	(Unaudited)
Cost	$4,672,795	$3,950,862
Less: Accumulated amortization	(241,765)	(183,667)
	4,431,030	3,767,195
Less: Impairment loss	(697,511)	(695,822)

Land use rights, net	$3,733,519	$3,071,373

The Company obtained the right from the relevant PRC land authority for fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

Amortization expense for the nine months ended September 30, 2009 and 2008 was $57,611 (unaudited) and $61,813 (unaudited) respectively. And the amortization for the three months ended September 30, 2009 and 2008 was $21,325 (unaudited) and $7,829 (unaudited) respectively. The estimated annual amortization for land use rights for the next five years as of September 30, 2009 and thereafter is expected to be as follows by years:

2010	$77,478
2011	77,478
2012	77,478
2013	77,478
2014	77,478
Thereafter	3,346,129

Total	$3,733,519

NOTE 10    LAND USE RIGHTS DEPOSIT

Land use right deposit as of September 30, 2009 and December 31, 2008 was nil and $1,038,174 respectively. The land use right deposit represented the prepayment to obtain the land use rights in the future.

NOTE 11    OTHER INTANGIBLE ASSETS

As of September 30, 2009 and December 31, 2008, the Company’s intangible assets were summarized as follows:

	Useful life	2009	2008
		(Unaudited)
Amortizable intangible assets:
Trademark	10 years	$539,663	$538,356
Capitalized accounting software	10 years	23,219	14,185
Non-patent techniques	10 years	87,750	87,538
Total at historical cost		650,632	640,079

Less: Total accumulated amortization		(135,117)	(86,614)

Other intangible assets, net		$515,515	$553,465

Other intangible assets were stated at cost less accumulated amortization. The amortization of other intangible assets for the nine months ended September 30, 2009 and 2008 was $48,260 (unaudited) and $61,758 (unaudited) respectively. And the amortization for the three months ended September 30, 2009 and 2008 was $15,980 (unaudited) and $20,943 (unaudited) respectively. The estimated amortization expense for the next five years as of September 30, 2009 and thereafter is expected to be as follows by years:

2010	$65,063
2011	65,063
2012	65,063
2013	65,063
2014	65,063
Thereafter	190,200

Total	$515,515

NOTE 12   LONG-TERM INVESTMENT

As of September 30, 2009 and December 31, 2008, the Company’s investment consisted of:

	2009		2008
	(Unaudited)
Zhongji North Machinery Co., Ltd.	24%	1,724,163	24%	$1,877,836

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

Balance sheet
	September 30, 2009	December 31, 2008
Assets
Cash	$382,959	$2,481,590
Receivables	6,506,886	3,499,959
Inventories	7,056,296	1,895,571
Long-term assets	2,623,953	2,054,884

Total assets	$16,570,094	$9,932,004

Liabilities and shareholder’s equity
Payables	$9,386,083	$1,432,339
Long-term liabilities	-	675,349
Paid-in capital	7,294,797	7,294,797
Retained earnings (Accumulated deficit)	(137,527)	521,303
Foreign currency translation	26,741	8,216

Total liabilities and shareholder’s equity	$16,570,094	$9,932,004

Income statement
	Nine months ended September 30,
	2009	2008
Revenue	$304,464	$-
Cost of sales	(261,664)	-
Gross Margin	42,800	-
Expenses	(703,476)	-
Loss before income taxes	(660,676)	-
Income tax	1,846	-
Net loss	$(658,830)	$-

The following table summarizes the movement of the Company’s long-term investment in Zhongji North in the nine months ended September 30, 2009:

Balance as of December 31, 2008	$1,877,836

Net loss of Zhongji North	(658,830)
Foreign currency translation	18,525
Total	(640,305)

% of ownership	24%
Loss on investment	(153,673)

Balance as of September 30, 2009	$1,724,163

NOTE 13   SHORT-TERM LOANS

Short-term loans are due to various financial institutions which are normally due within one year. As of September 30, 2009 and December 31, 2008, the Company’s short term loans consisted of the following:

	2009	2008
	(Unaudited)
From Jilin Bank Changchun Ruixiang Sub-Branch (“JBCRSB”), due from December 10, 2008 to November 26, 2009. With interest at 7.254%, pledged by the Company’s building and land use right.	$4,387,504	$4,376,878

From JBCRSB, due from January 13, 2009 to November 26, 2009. With interest at 7.254%, pledged by the Company’s building and land use right.	5,850,006	-

From Jilin Jiutai Rural Commercial Bank Chengqu-Branch, due from March 27, 2009 to March 24, 2010. With interest at 11.16%, pledged by the Company’s land use right.	731,251	-

Total short-term loans	$10,968,761	$4,376,878

NOTE 14   ACCRUED EXPENSES AND OTHER PAYABLES

As of September 30, 2009 and December 31, 2008, the accrued expenses and other liabilities of the Company were summarized as follows:

	2009	2008
	(Unaudited)
Accrued expenses	$177,044	$-

Other payables – equipment purchases payable	120,496	63,109
– security deposit	275,693	109,013
– borrowing from third party	1,786,884	542,441
– Others	73,133	3,887

Total accrued expenses and other payables	$2,433,250	$718,450

The borrowing from third party has no repayment term and bore no interest, which include $1,170,001 from Shanghai Sibo Education Co., Ltd. , $146,250 from Zheng Yin, $470,633 from Changchun Tuolaji Group, for operation use, will repay in near future. So the borrowing amount showed in the table above can be considered fair value of the liabilities.

The security deposit is deposit from clients for the maintenance of tractors.

NOTE 15   RELATED PARTY BALANCE AND TRANSCATIONS

Due from related parties

As of September 30, 2009 and December 31, 2008, due from related parties was summarized as follows:

	2009	2008
	(Unaudited)
Lau San	$417,242	$-
Mudanjiang Binjiang Garden City	-	1,900,128

Total due from related parties	$417,242	$1,900,128

A director of the Company, Mr. Lau San, borrowed money from the Company. These amounts are interest- free, unsecured and repayable on demand.
Due to related parties

As of September 30, 2009 and December 31, 2008, due to related parties was summarized as follows:

	2009	2008
	(Unaudited)
Lau San	$-	$1,005,084
Changchun Junming Machinery Co., Ltd. (“CJMCL”)	149,095	148,734
Shenzhen Junsheng Property Management Co., Ltd. (“SJPMCL”)	14,625	14,590
Zhongji North Machinery Co., Ltd. (“Zhongji North”)	414,193	413,666

Total due to related parties	$577,913	$1,582,074

 The Company borrowed from CJMCL, which is controlled by Mr. Lau San, a director of the Company for use in operations. The loan bore no interest and the principal is due upon demand.

The Company borrowed from SJPMCL, which is controlled by Ms. Yang, Fengyan, Mr. Lau San’s wife, for use in operations. The loan bore no interest and the principal is due upon demand.

The Company, as noncontrolling shareholder of Zhongji North, borrowed from Zhongji North, to fund the Company’s operations.  These amounts are interest-free, unsecured and the principal is due upon demand.

NOTE 16   GOVERNMENT GRANT INCOME

The Company records government grants when received and shows it as government grant income on the face of statements of consolidated operations and other comprehensive income. All subsidies are nonrefundable.

In the third quarter of 2009 (unaudited), Changtuo and Changchun Densen received $5,846 and $2,923 subsidy respectively from Jiutai Municipal Bureau of Finance for the international business development. In the first quarter of 2008 (unaudited), Changchun Densen received a $69,680 subsidy from Jiutai Municipal Bureau of Finance for the improvement of the assembly line of big and medium tractors.

NOTE 17   NONCONTROLLING INTERESTS

Noncontrolling interests on the consolidated statement of income and comprehensive income of $(304,337) and $655,013 for the nine months ended September 30, 2009 and 2008 respectively, of  $(568,505) and $280,110 for the three months ended September 30, 2009 and 2008 respectively, represented the noncontrolling shareholders’ proportionate share of the net income/(loss) of the Company.

NOTE 18   INCOME TAX

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

Chang Tuo does not receive any benefit of a reduced income tax rate. Chang Tuo is included in  income tax return.

The pre-tax accounting income/(loss) of our subsidiaries were as follows, unauditded for the nine months ended September 30, 2009 and 2008:

	2009	2008

Changchun Densen	$(404,620)	$43,879
Changtuo	(922,346)	1,614,848
JQBC	(15,718)	-
	$(1,342,684)	$1,658,727

The pre-tax accounting income of our subsidiaries were as follows, unauditded for the three months ended September 30, 2009 and 2008:

	2009	2008

Changchun Densen	$(176,161)	$(97,283)
Changtuo	(1,604,941)	637,217
JQBC	(1)	-
	$(1,781,103)	$539,934

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as of September 30, 2009 and December 31, 2008:

	2009	2008
	(Unaudited)
Deferred tax assets:
Inventory impairment	$73,890	$5,504
Bad debt allowance	19,988	-
Investment gain	6,104	-
Expenses deductible in next year	12,656	24,890

Total deferred tax assets	$112,638	$30,394

	2009	2008
	(Unaudited)
Deferred tax liabilities:
Taxable income in year 2010	$479,410	$-

Total deferred tax liabilities	$479,410	$-

We delivered some goods to our customers in 2008, however the related invoices will be issued and taxable in 2010. The annual CIT final settlement for 2008, which was settled in May 2009, did not include profit from these sales. The temporary difference from these sales resulted in deferred tax liability.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2009 and 2008 (unaudited):

	2009	2008

US statutory rates	34.0%	34.0%
Tax rate difference	(9.0)%	(9.0)%
Valuation allowance	(25.0)%	(0.7)%
Effect of tax holiday	-	-
Non-deductable expenses	-	-

Tax per financial statements	0.0%	24.3%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2009 and 2008 (unaudited):

	2009	2008

US statutory rates	34.0%	34.0%
Tax rate difference	(9.0)%	(9.0)%
Valuation allowance	(34.6)%	4.5%
Effect of tax holiday	-	(8.7)%
Equity in loss of investee	-	-

Tax per financial statements	(9.6)%	20.8%

NOTE 19   OPERATING RISK

(a)	Country risk

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

           We cannot give any guarantee these plans, intentions or expectations will be achieved. Investors are cautioned all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those Risk Factors set forth in our Form 8-K filed with the SEC on September 15, 2008 and Form 10-K filed April 22, 2009. Listed below and discussed elsewhere in this quarterly report are some important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included in this quarterly report. These risks, uncertainties and contingencies include, but are not limited to, the following:

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

On September 9, 2008, we entered into a share exchange agreement with Densen Equipment Ltd., which resulted in a change of control. In consideration for acquiring all the assets of Densen Equipment Ltd., the former shareholders of Densen Equipment Ltd. acquired over 90% of the issued and outstanding shares of our common stock. The former officers and directors of Densen Equipment Ltd. were also appointed to serve as our officers and directors. Following the acquisition of these assets, we changed our corporate name to China Tractor Holdings, Inc. and our business is focused on the research, production, and sales of low-speed vehicles, tractors and construction machinery in the People’s Republic of China, through our wholly owned subsidiary, Densen Machinery Investment Limited, incorporated in Hong Kong in April 2005 ("Densen Machinery"). For further details regarding the share exchange transaction with Densen Equipment, please see our Current Report on Form 8-K, filed with the SEC on September 15, 2008.

Our corporate structure is summarized in the chart below and the accompanying summary:

Overview

At present, our business is solely comprised of  our wholly owned subsidiary, Densen Machinery. Densen Machinery invested $15.2 million to establish Changchun Densen Agricultural Machinery Equipment Co., Ltd. (“Changchun Densen”) on September 2005. Changchun Densen is engaged in the research and development and production of low-speed vehicles, tractors and construction machinery. In November 2007, Changchun Densen and State-owned Assets Supervision and Administration Commission of Changchun entered into a joint venture to establish Chang Tuo Agricultural Machinery Equipment Group Co., Ltd. (“Chang Tuo”) to put itself in a better position in the marketplace. As of September 30, 2009, the total registered capital of Chang Tuo was RMB 200 million and is engaged in the research, development production, and sale of low-speed vehicles, tractors and construction machineries, and sale of agricultural machineries and accessories. In July 2008, Chang Tuo and Mr. Lao Zhenjun signed an agreement to establish Jilin Qilida Bearing Co., Ltd. (“Qilida”). As of September 30, 2009, the total registered capital of Qilida was RMB500 million and is engaged in the production of transmission assembly of tractors and vehicles, rear axles assembly of tractors, and production and R&D of gear petroleum reducer.

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

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collect ability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. Please see  Note 1 of the  accompanying financial statements.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts to reduce trade receivable amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivable, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. In estimating the provision for doubtful accounts, we consider:
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

Income taxes

We account for income taxes in accordance with ASC 740 “Income Taxes”, previously SFAS No. 109, Accounting for Income Taxes. SFAS 109 prescribes the use of the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, or increase or decrease this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period. In addition, as a result of the significant change in the Company’s ownership, the Company's future use of its existing net operating losses may be limited.

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

Results of Operations for the three months ended September 30, 2009 and 2008

CHINA TRACTOR HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS AND OTHER COMPREHENSIVE
GAINS/LOSS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008	Variance
			Amount	%

Net revenue	$253,217	$4,628,679	$(4,375,462)	-95%
Cost of sales	(215,211)	(3,629,023)	3,413,812	-94%

Gross profit	38,006	999,656	(961,650)	-96%
Operating expenses:
Selling and general and administrative expenses	(927,207)	(412,340)	(514,867)	125%
Impairment loss of assets	(725,012)	(46,656)	(678,356)	1454%
Profit/(Loss) from operations	(1,614,213)	540,660	(2,154,873)	-399%

Other income/(expenses)	(166,890)	(726)	(166,164)	22888%
Minority interest	778,727	(280,110)	1,058,837	-378%
Income tax benefit /(expenses)	170,649	(112,362)	283,011	252%

Net profit/(loss) attributable to stockholders	(831,727)	147,462	(979,189)	-664%

Other comprehensive income/(loss)	112,636	38,349	74,287	194%

Comprehensive income/(loss)	$(719,091)	$185,811	(904,902)	-487%

Revenue

Revenue for the three months ended September 30, 2009 was $253,217, as compared to $4,628,679 for the same period of 2008, a decrease of $4,375,462 or 95%.  The significant decrease in the 2009 period was as a result of fewer sales and in the one-time subsidy policy in 2008 to farmers from local government to encourage farmers to buy tractors. This subsidy was only valid for that short period during 2008.

In 2009, the Company received $5,789,589 of the subsidy to farmers in cash from the Chinese government from sales made in 2009 and 2008. The amount was recorded in accounts receivable at September 30, 2009, which included in revenue of 2008 and 2009.

Cost of sales

Cost of sales for the three months ended September 30, 2009 decreased to $215,211 from $3,629,023 for the same period of 2008, a decrease of $3,413,812 or 94%.  The significant decrease in cost of sales is generally in line with the sales decrease.

Gross profit

The gross profit for the three months ended September 30, 2009 was $38,006, a decrease of $961,650 or 96% compared to $999,656 for the same period of 2008.  The gross margin also dropped from 21%  to 15% during the quarter ended September 30, 2009 compared to the same period last year.  The gross margin during the quarter ended September 30, 2009 is generally in line with our regular sales margin, but the margin in the same period of 2008 is higher due to the one-off subsidy incentive plan.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $927,209 for the three months ended September 30, 2009 from $412,340 in the same period of 2008, an increase of $514,869 or 124%.  The increase resulted from: 1) reinforced sales and marketing activities in 2009; 2) change of  the sales policy for the transportation cost; 3) increase of salary, entertainment, traveling and repairing cost due to New Holland project started in early 2009 .

Provision and impairment expenses

The provision and impairment expenses of $725,012 in the three months ended September 30, 2009 represents the allowance of certain old style inventory which is difficult to sell.

Other income/ (expenses)-net

Other expenses-net for the three months ended September 30, 2009 was $166,890, as compared to other expenses-net of $726 for the same period of 2008. Other expenses for the three months ended September 30, 2009 mainly consisted of interest expense related to notes receivable discounted of $189,686.

Income tax expenses

Income tax expenses for the three months ended September 30, 2009 and 2008 represent accrued income tax in Chang Tuo.

Non-controlling interest

Non-controlling interest resulted in income of $778,727 for the three months ended September 30, 2009 representing the 3% non-controlling interest of Changchun Tractor in Densen and 52.5% non-controlling interest in Chang Tuo and 30% non-controlling interest of Qilida.

Net loss/income

Net loss for the three months ended September 30, 2009 was $831,727, compared to a net income of $147,462 for the same period in 2008. The Company had a net loss during the three months ended September 30, 2009 due to lower sales during this period.

Results of Operations for the nine months ended September 30, 2009 and 2008

CHINA TRACTOR HOLDINGS, INC.
STATEMENTS OF CONSOLIDATED OPERATIONS AND OTHER COMPREHENSIVE
GAINS/LOSS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008	Variance
			Amount	%

Net revenue	$18,828,313	$24,168,188	$(5,339,875)	-22%
Cost of sales	(16,226,931)	(21,327,271)	5,100,340	-24%

Gross profit	2,601,382	2,840,917	(239,535)	-8%
Operating expenses:
Selling and general and administrative expenses	(2,355,984)	(1,272,156)	(1,083,828)	85%
Impairment loss of assets	(867,111)	(33,521)	(833,590)	2487%
Profit/(Loss) from operations	(621,713)	1,535,240	(2,156,953)	-140%

Other income/(expenses)	(720,971)	123,487	(844,458)	-684%
Minority interest	514,559	(655,013)	1,169,572	-179%
Income tax benefit /(expenses)	-	(402,616)	402,616	-100%

Net profit/(loss) attributable to stockholders	(828,125)	601,098	(1,429,223)	-238%

Other comprehensive income/(loss)	156,674	1,020,617	(863,943)	-85%

Comprehensive income/(loss)	$(671,451)	$1,621,715	(2,293,166)	-141%

Revenue

Revenue for the nine months ended September 30, 2009 was $18,828,313, as compared to $24,168,188 for the same period of 2008, a decrease of $5,339,875 or 22%.  The decrease is mainly resulted from more extensive competition in the markets in 2009 than that of 2008. So the price and sales volume was lower in 2009 as compared to 2008.

Cost of sales

Cost of sales for the nine months ended September 30, 2009 decreased to $16,226,931 from $21,327,271 for the same period of 2008, a decrease of $5,100,340 or 24%.  The significant decrease of cost of sales is mainly due to the decrease in sales volume.

Gross profit

The gross profit for the nine months ended September 30, 2009 was $2,601,382, a decrease of $239,535 or 8% compared to $2,840,917 for the same period of 2008.  The decrease in gross profit is due to the decrease in sales volume.  However, the gross margin increased from 11.8% to 13.8%.  The increase in gross margin is mainly due to higher margins of big and medium tractors compared to small tractors.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $2,355,984 for the nine months ended September 30, 2009 from $1,272,156 in 2008, an increase of $1,083,828 or 85%.  The increase is generally resulted from reinforced sales and marketing activities in year 2009. In addition, we made bad debt provision against certain receivables during the nine months ended September 30, 2009.

Provision and impairment expenses

The provision and impairment expenses in the nine months ended September 30, 2009 represents the provision for certain old style inventory which are difficult to sell.

Other income/ (expenses)-net

Other expenses-net for the nine months ended September 30, 2009 was $720,971, as compared to other income-net of $123,487 for the same period of 2008. Other expenses for the period ended September 30, 2009 mainly consisted of interest expense related to notes receivable discount of $556,747 and investment loss of $158,119. Other income for the period ended September 30, 2008 mainly consisted of subsidies from governments for agricultural machinery manufacturers of $133,677.

Income tax expenses

Income tax expenses for the nine months ended September 30, 2009 and 2008 represent accrued income tax in Chang Tuo.

Non-controlling interest

Non-controlling interest resulted in income of $514,559 for the nine months ended September 30, 2009 representing the 3% non-controlling interest of Changchun Tractor in Densen and 52.5% non-controlling interest in Chang Tuo and 30% non-controlling interest of Qilida.

Net loss/income

Net loss for the nine months ended September 30, 2009 was $828,125 compared to a net income of $601,098 for the same period in 2008. The decrease mainly resulted from the drop of revenue and the increase of selling, general and administrative expenses and provision and impairment expenses as explained above.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company suffered accumulated deficit of $2,245,293 as of September 30, 2009 and $1,417,168 as of December 31, 2008.  In addition, our working capital as of September 30, 2009 was negative $939,628.  The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past. We have begun to achieve profitability in 2008, but there is no assurance that it will continue to be able to do so in the future. If we fail to maintain profitability, we cannot predict how long we can incur losses or whether we will become profitable again, or if the Company’s business will improve. These factors raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern depends on the success of our plan to seek funding sources and the success of our future operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

However, Densen Machinery, our wholly owned subsidiary, and Chang Tuo, our 47.5% owned subsidiary are recipients of subsidies or tax incentives from the Chinese government as part of their plan to promote the development of the agriculture industry in the northeast regions of China. Further, demand for agricultural machines continues to be robust in China, including the provinces of Jilin, Liaoning, Heilongjiang and Shangdong, areas that are major markets for our products.

Operating Activities

The net cash used in operating activities during the nine months ended September 30, 2009 amounted to $5,097,337, compared to the net cash used by operating activities during the nine months ended September 30, 2008 of $1,289,422. The net cash outflow from operating activities in 2009 was mainly due to an increase in inventory of $5,264,866, accounts receivable of $899,591, and advances to suppliers of $634,582 and loss of $1,342,685, by netting off an increase in accounts payable of $1,101,346 and non-cash expenses or provision of $1,654,829.  The increase of receivables can be generally net off the increase of payables.  The increase in inventories was mainly due to our new production line that is cooperated with New Holland, which needs additional spare-parts and products for production and in production line.  In addition, the increase of inventory is mainly due to more inventory reserve for winter sales in 2009 and early winter sales in 2010 which are the peak sales seasons in a year.  The cash outflow during the same period of 2008 is mainly due to the increase in accounts receivable, inventory and advance to suppliers of $5,732,437 in total, by netting off increase in accounts payable of $2,007,526 and increase of other liabilities of $759,882, non-cash expenses of $609,863, and the income of $1,256,111.  Generally, the increase of working capital during the same period of 2008 was to satisfy for the volume increase due to the seasonal fluctuation.

Investing Activities

Net cash used in investing activities amounted to $2,253,818 during the nine months ended September 30, 2009, compared to $1,173,084 in the same period of 2008. The net cash outflow in 2009 primarily consisted of the cash outflow resulting from purchase of property and equipment of $2,286,035. The cash outflow during the same period of 2008 resulted from cash paid for purchase of property and equipment of $1,030,411.  The cash outflows in investing activities mainly resulted from expansion of our production capacity and resources.

Financing Activities

Net cash provided by financing activities amounted to $5,480,430 during the nine months ended September 30, 2009, compared to cash provided by financing activities amounting to $322,723 during the same period of 2008. The net cash inflow in 2009 was due to proceeds from short term loan of $6,649,607 by netting off the payment to related parties of $689,294.  While the cash inflow during the same period of 2008 consists of proceeds from related parties – net of $322,723.

Inflation

In the opinion of management, inflation has no material effect on the Company's financial condition or results of its operations.

Trends and uncertainties

Densen Machinery, our wholly owned subsidiary, and Chang Tuo, our 47.5% owned subsidiary are recipients of subsidies or tax incentives from the Chinese government as part of their plan to promote the development of the agriculture industry in the northeast regions of China.  We expect that these subsidies and tax incentives to continue in the near future and improve our liquidity, although the current world-wide economic crisis may cause the Chinese government to discontinue these incentives and subsidies. Further, demand for agricultural machines continues to be robust in China, including the provinces of Jilin, Liaoning, Heilongjiang and Shangdong, areas that are major markets for our products. The Company’s operations are affected by seasonal factors and sales of our products are affected by shifts in seasonal cultivating trends. On the agricultural machinery business, the first quarter and third quarter are the off-season for sales; the second quarter and fourth quarter are the peak season for sales.

Off-Balance Sheet Arrangements

Due to managing concept conflicts, we are in the process of negotiating with the non-controlling party of Chang Tuo, the Commission, to buy off its 50% equity in Chang Tuo, our 47.5% owned subsidiary or sell off our 47.5% equity to it.   The negotiations are in early stages and terms have not yet been agreed upon.

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

The Company’s disclosure controls and procedures were not effective due to insufficient human resources.   The Company currently does not have any full-time employees with sufficient knowledge of U.S. GAAP and disclosure control procedure, and relies exclusively on outside consultants.  Further, the Company requires additional personnel and protocols to ensure that material information is recorded, processed, summarized by the Company and by its outside consultants in a timely matter and meet financial reporting requirements.

Changes in Internal Control over Financial Reporting

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

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

          As of September 30, 2009, there were presently no material pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is the subject and, to the best of our knowledge, no such actions against us is contemplated or threatened.

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

CHINA TRACTOR HOLDINGS, INC.

Dated: December 3, 2009	By:	/s/ Lau San
Lau San
Chief Executive Officer and Chairman

	By:	/s/ Chen Guochen
Chen Guochen
Chief Financial Officer and Director