Form 10-K
period 2009-12-31
China Tractor Holdings, Inc.
filed 2010-04-15
CIK 1352884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ending December 31, 2009

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

Commission file number  000-52716

China Tractor Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0445019
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

Kalun Industrial Park JiuTai Economic Development Zone ChangChun City, P.R.China	130507
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No   ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $703,054 as of June 30, 2009 (based on the closing price for such stock as of June 30, 2009).

As of April 1, 2010, there were 18,340,539 shares of common stock, par value $0.001 per share, of the registrant outstanding.

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

As a result of the share exchange with Densen Equipment Ltd., Densen Machinery Investment Limited, a Hong Kong limited corporation ("Densen Machinery"), became our wholly-owned subsidiary. In June 2005, Densen Machinery invested an aggregate of $15,180,000 to establish Changchun Densen Agricultural Machinery Equipment Co., Ltd. (“Changchun Densen”). Changchun Densen commenced operations on September 27, 2005 and is engaged in the research, development and production of low-speed vehicles, including tractors and construction machinery. Changchun Densen acquired certain trademark rights from Changchun Tractor (Group) Co., Ltd. on January 9, 2007 for a 3% equity interest in Densen Machinery. Changchun Densen changed its corporate name to Changchun Densen Changtuo Agricultural Machinery Equipment Co., Ltd. On November 20, 2007, Changchun Densen and State-owned Assets Supervision and Administration Commission of Changchun (the “Commission”) started a joint venture to establish Chang Tuo Agricultural Machinery Equipment Group Co., Ltd. (“Chang Tuo”).  Up until December 1, 2009, the business operation of Chang Tuo was the sole business of the Company.

On December 1, 2009, the Company entered into a letter of intent to transfer all shares owned by the Company in Chang Tuo to the Commission. As a result, on December 1, 2009, the Company lost control over Chang Tuo as the Commission took over Chang Tuo’s management and operations. Accordingly, Chang Tuo is reported as a discontinued operation in accordance with ASC 205-20.  The shares of Chang Tuo will be sold to the Commission at the price of approximately $9,799,333 (RMB67,000,000). The transfer of the shares is expected to be completed on or about May 1, 2010.

Description of Business

We currently do not have any operations.  Upon the closing of the transfer of the shares in Chang Tuo, to be completed on or about May 1, 2010, we expect to receive a sum of $9,799,333.  Management has not yet decided on the future plans.

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

ITEM 2. DESCRIPTION OF PROPERTY

None.

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

ITEM 4. Reserved

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. The following chart sets forth the closing high and low sales prices of our common stock for each quarter from January 1, 2007 through December 31, 2009.

	High	Low
2010 First Quarter	$0.10	$0.10

2009 by Quarter
January 1 - March 31	$1.80	1.20
April 1 - June 30	$1.20	1.20
July 1 - September 30*	$1.20	.75
October 1 - December 31*	$1.31	0.45

2008 by Quarter
January 1 - March 31	$1.80	1.20
April 1 - June 30	$1.20	1.20
July 1 - September 30*	$1.20	.75
October 1 - December 31*	$1.31	0.45

* A reverse split of one for fifteen was effected on August 12, 2008.

1	Our common stock received approval to be quoted on the OTC Bulletin Board on June 21, 2007.

On April 15, 2010, the closing price for shares of our common stock, as reported by the Over-the-Counter Bulletin Board, was $0.10.

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

(b) Record Holders. As of April 9, 2010, there were 123 registered holders of our common stock. As of April 9, 2010, there were 18,340,539 shares of common stock issued and outstanding.

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

Note on Forward Looking Statements

           This yearly report on Form 10-K includes and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 with respect to our financial condition, results of operations, plans, objectives, future performance and business, which are usually identified by the use of words such as “will,” “may,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “plans,” “predicts,” “continues,” “intends,” “should,” “would,” or similar expressions. We intend for these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with these safe harbor provisions.

           These forward-looking statements reflect our current views and expectations about our plans, strategies and prospects, which are based on the information currently available and on current assumptions.

           We cannot give any guarantee that these plans, intentions or expectations will be achieved. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those Risk Factors set forth in our Form 8-K filed with the SEC on September 15, 2008. Listed below and discussed elsewhere in this yearly report are some important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included in this yearly report. These risks, uncertainties and contingencies include, but are not limited to, the following:

          You should read this document with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

History

We are a Delaware Corporation incorporated on April 13, 2004 under the name Royaltech Corp. From inception to September 2008, we were a developmental stage company focused on developing and manufacturing clinical diagnostic kits in the People’s Republic of China (“PRC”). From inception to September 2008, we had not manufactured or sold any products, and had limited operating history.

On September 9, 2008, we entered into a share exchange agreement with by Densen Equipment Ltd. (“DEL”), which resulted in a change of control. For acquiring all the assets of DEL, the former shareholders of DEL acquired over 90% of the issued and outstanding shares of our common stock. The former officers and directors of DEL were also appointed to serve as our officers and directors. Following the acquisition of these assets, we changed our corporate name to China Tractor Holdings, Inc. and our business is focused on the research, production, and sales of low-speed vehicles, tractors and construction machinery in the PRC, through our wholly owned subsidiary, Densen Machinery Investment Limited, incorporated in Hong Kong in April 2005 ("Densen Machinery"). For further details regarding the share exchange transaction with DEL, please see our Current Report on Form 8-K, filed with the SEC on September 15, 2008.

Up until December 1, 2009 Our corporate structure is summarized in the chart below and the accompanying summary:

On December 1, 2009, the Company entered into a letter of intent to transfer all shares owned by the Company in Chang Tuo to the Commission. As a result, on December 1, 2009, the Company lost control over Chang Tuo as the Commission has taken over its management and operations. Accordingly, Chang Tuo is reported as a discontinued operation in accordance with ASC 205-20.  The shares of Chang Tuo will be sold to the Commission at the price of approximately $9,799,333 (RMB67,000,000). The transfer of the shares is expected to be completed on or about May 1, 2010.

After the completion of the transaction, the Company will have no substantial business operations until it enters a new industry through merger or acquires other operational entities.   As a direct result of the incident, the Company has experienced significant operating losses for the year ended December 31, 2009.  The discontinued operation and the ensuing operating losses raises substantial doubt as to the Company's ability to continue as a going concern.  Management is attempting to evaluate other potential industries to enter.

Overview

At the present time, our business is solely comprised of the business of our wholly-owned subsidiary, Densen Machinery. Densen Machinery invested $15,180,000 to establish Changchun Densen Agricultural Machinery Equipment Co., Ltd. (“Changchun Densen”) on September 2005. Changchun Densen is engaged in the research and development and production of low-speed vehicles, tractors and construction machinery. In November 2007, Changchun Densen and SOASACC entered into a joint venture to establish Chang Tuo Chang Tuo to put itself in a better position in the marketplace. As of September 30, 2008, the total registered capital of Chang Tuo was RMB200,000,000 ($29.3 million) and was engaged in the research, development, production, and sale of low-speed vehicles, tractors and construction machineries, and sales of agricultural machineries and accessories.

Densen Machinery is a recipient of subsidies and tax incentives from the Chinese government as part of its plan to promote the development of agriculture in the northeast regions of China. The major markets for our products are located mainly in the provinces of Jilin, Liaoning, Heilongjiang and Shandong. For the changing of our business operation strategy, ownership in Chang Tuo will be wholly transferred in a nearly future, we’ve reported Chang Tuo as discontinued operation in our financial statement at the year ended December 31, 2009.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”) requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments: allowance for doubtful accounts; income taxes; and asset impairment.

Revenue Recognition

In accordance with US GAAP, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collection of the resulting receivable is reasonably assured.

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collect ability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. Please see Note 1 of our financial statements.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts to reduce trade receivable amounts to their estimated realizable value. A judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required.. In estimating the provision for doubtful accounts, we consider:

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

Income taxes

We account for income taxes in accordance with ASC 740 “Income Taxes”, previously SFAS No. 109, which prescribes the use of the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, or increase or decrease this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period. In addition, as a result of the significant change in the Company’s ownership, the Company's future use of its existing net operating losses may be limited.

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

Results of Operations for the years ended December 31, 2009 and 2008

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE GAINS/LOSS
YEARS ENDED DECEMBER 31, 2009 AND 2008
	2009	2008	Change
			Amount	%

Net revenue	$18,991	$191,191	$(172,200)	(90%)
Cost of sales	(159,058)	(70,313)	(88,745)	126%

Gross profit/(loss)	(140,067)	120,878	(260,945)	(216%)
Operating expenses:
Selling and general and administrative expenses	(349,539)	(211,149)	(138,390)	66%
Impairment loss of assets		(2,543)	2,543	(100%)
(Loss) from operations	(489,606)	(92,814)	(396,792)	428%
Other income	966	117,697	(116,731)	(99%)

Income/(loss) before income taxes	(488,640)	24,883	(513,523)	(2,064%)
Discontinued operations, net of tax	(3,328,549)	1,481,203	(4,809,752)	(325%)

Net income/(loss)	(3,817,189)	1,506,086	(5,323,275)	(353%)
Net income/(loss) attributable to noncontrolling interest	114,516	(800,299)	914,815	(114%)

Net Income/(loss) attributable to China Tractor Holdings, Inc.	(3,702,673)	705,787	(4,408,460)	(625%)
Other comprehensive income/(loss)	39,701	943,830	(904,129)	(96%)

Comprehensive income/(loss)	(3,662,972)	1,649,617	(5,312,589)	(322%)

Comprehensive (loss) attributable to noncontrolling interest	(1,203)	(77,369)	(76,166)	(98%)

Net profit/(loss) attributable to stockholders	$(3,664,175)	$1,572,248	(5,236,423)	(342%)

Revenue

Revenue for the year ended December 31, 2009 was $18,991, compared to $191,191 for 2008, a decrease of $172,200 or 90%. The decrease mainly resulted from Densen transfering its operation to Chang Tuo in 2008, and the decline in its business operations in 2009. In 2007, we established Chang Tuo with SOASACC and transferred all business operations to Chang Tuo in 2008, resulting in almost all finished tractors and raw materials being sold by Chang Tuo in 2009. In 2009, Densen primarily played a management role.

Cost of sales

Cost of sales for the year ended December 31, 2009 increased to $159,058 from $70,313 for 2008, an increase of $88,745 or 126%.  The increase is resulted from the impairment loss of raw materials. The cost of sales for the year 2009 included $16,939 from sales of raw materials and $142,119 from impairment loss of inventory.

Gross profit (loss)

The gross loss for 2009 was $140,067, a decrease of $260,945 or 216% compared to gross profit of $120,878 for 2008.  The decrease is due to no business operation and all revenue was resulted from the sales of out-of-date raw materials in 2009.  The cost of sales for year 2009 included $16,939 from sales of raw materials and $142,119 from impairment loss of inventory.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $349,538 in 2009 from $211,149 in 2008, an increase of $138,389 or 66%.  The increase generally resulted from the increase of agency fee, which is $207,139 and $52,562 respectively for the years ended December 31, 2009 and 2008. Agency fee mainly includes audit fees.

Provision for impairment of assets

The provision for impairment of assets in 2008 represents the provision for accounts receivable of $2,543.

Other income/(expenses)-net

Other income-net for 2009 was $966, compared to $117,697 for 2008. Other income for 2009 mainly consisted of subsidies from governments for international business development of $2,924 while other expenses mainly consisted of interest. Other income for the year ended December 31, 2009 mainly consisted of subsidies from governments for agricultural machinery manufacturers of $71,816.

Non-controlling interest

Non-controlling interest resulted in loss of $113,313 and gain of $877,668 for 2009 and 2008 respectively, representing the 3% minority interest of Changchun Tractor in Densen.

Other comprehensive income

Other comprehensive loss in 2009 was $39,701 compared to comprehensive income of $943,830 in 2008. It represents the foreign currency translation income resulted from appreciation of RMB against the US dollar.

Net income/(loss)

Net loss in the year ended December 31, 2009 was $3,664,175, compared to net income of $1,572,248 in 2008. This mainly resulted from discontinued operations of Chang Tuo. Subsidy income in Chang Tuo for the years ended December 31, 2009 and 2008 was $5,847 and $871,845 respectively. Interest expense in Chang Tuo for the years ended December 31, 2009 and 2008 was $741,136 and $11,274 respectively. In addition, loss on disposal of operations of Chang Tuo was $3,264,057 in 2009.

Liquidity and Capital Resources

China Tractor generally finances its operations from short-term loans from domestic banks. As of December 31, 2009, we had cash and cash equivalents of $15,967 which represented an increase of $15,549 from $418 as of December 31, 2008.

Operating Activities

The net cash provided in operating activities in 2009 was $1,154,073 compared to net cash used in operating activities was $1,641,809 in 2008. The net cash inflow from operating activities in 2009 was mainly due to the decrease in receivable from sale of discontinued operation of $1,030,412.

Investing Activities

Net cash used for investing activities amounted to $5,776,160 in 2009, primarily due to increase in payments for construction in progress.

Financing Activities

Net cash provided by financing activities was $2,658,891 in the year ended December 31, 2009 which included an inflow by short-term loans; a net inflow from related party borrowings of $612,383 and a net inflow from third party borrowings of $1,315,613.

Going forward, over the next 12 months, China Tractor intends to continue to rely on short-term loans to fund its operational cash needs.

Inflation

In the opinion of management, inflation has not had a material effect on the Company's financial condition or results of its operations.

Trends and uncertainties

The consolidated financial statements of the Company have been prepared in accordance with US GAAP assuming the Company will continue as a going concern. Under that assumption, it is expected that assets will be realized and liabilities will be satisfied in the normal course of business. On December 1, 2009, the Company signed a letter of intent to transfer all shares owned by the Company in Chang Tuo to SOASACC.  After the completion of the transaction, the Company will have no substantial business operations until it enters a new industry through merger or acquisition of other operating entities.  As a direct result of this transfer of ownership, the Company has experienced significant operating losses for the year ended December 31, 2009.  The discontinued operation and the ensuing operating losses raise substantial doubt as to the Company's ability to continue as a going concern.  Management is attempting to evaluate other potential industries to enter.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to investors at December 31, 2009 or 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Notes thereto and the report of Goldman Parks Kurland Mohidin LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-22 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None
.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of controls and procedures.

As of the end of the period covered by this Annual Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder due to material weaknesses in its internal control over financial reported as described below.  In addition, disclosure controls and procedures were not effective because management requires a better understanding of its disclosure obligations under the Exchange Act.

Management’s Report on Internal Controls Over Financial Reporting.

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

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as defined in Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our internal control over financial reporting is not effective as of December 31, 2009 for the following reasons:

a.	Our internal accounting staff do not have sufficient U.S. GAAP knowledge and experiences
b.	Our senior financial staff lacks knowledge of internal control obligations, including Section 404
c.	The audit committee oversight was not effective in 2009.

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

No significant changes were made in our internal control over financial reporting during the Company’s fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Title
Lau San	58	CEO, Chairman
Liu Jingdong	33	President, Director
Chen Guocheng	46	CFO, Director
Changfu Wang	68	Independent Director
Dr. Baoyun Qiao	44	Independent Director

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2009, our officers, directors and ten percent stockholders are in compliance with Section 16(a), except that the Form 3s filed by each of our officers and directors, Lau San, Liu Jingdong, Chen Guochen, Wang Changfu, and Qiao Baoyun were late.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by the Company for services rendered for the past two completed fiscal years to the principal executive officer at the end of the year ended December 31, 2008. We did not have any officer whose cash compensation exceeded $100,000.  No equity awards were given to our officers and directors.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lau San	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CEO & Chairman(1)	2008	Nil	Nil	Nil	Nil	Nil	Nil Nil	Nil Nil	Nil Nil

(1) Lau San became our CEO on September 9, 2008.

Following the share exchange and reorganization effected on September 9, 2008, we have decided, and our Chief Executive Officer has agreed that no compensation will be paid in 2008 and 2009.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. During the fiscal year ended December 31, 2009, our compensation to our directors is set forth in the following table.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lau San	0	0	0	0	0	0	0
Liu Jingdong	0	0	0	0	0	0	0
Chen Guochen	0	0	0	0	0	0	0
Wang Changfu	0	0	0	0	0	0	0
Qiao Baoyun	0	0	0	0	0	0	0

Following the share exchange and reorganization effected on September 9, 2008, we have decided, and our Board of Directors have agreed that no compensation will be paid to them in 2008 and 2009.

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

Name and Address of Beneficial Owner	Title, if any	Amount and Nature of Beneficial Ownership	Percentage of Common Stock
Lau Lau San	CEO & Chairman	10,000,000	54.6%
Liu Jingdong	President, Director	1,000,000	5.5%
Chen Guocheng	CFO, Director	200,000	1.1
Changfu Wang	Independent Director	50,000	*
Dr. Baoyun Qiao	Independent Director	30,000	*

All of our officers and directors as a group (5 individuals)		11,280,000	61.4%

*less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As of December 31, 2009 and 2008, due from related parties was summarized as follows:

	2009	2008

Lau San	$284,553	$-
Mudanjiang Binjiang Garden City	-	1,900,128

Total due from related parties	$284,553	$1,900,128

A director of the Company, Mr. Lau San, borrowed money from the Company. These amounts are interest-free, unsecured and repayable on demand.

Due to related parties

As of December 31, 2009 and 2008, due to related parties was summarized as follows:

	2009	2008

Lau San	$-	$1,005,084
Changchun Junming Machinery Co., Ltd. (“CJMCL”)	149,105	148,734
Shenzhen Junsheng Property Management Co., Ltd. (“SJPMCL”)	14,626	14,590
Zhongji North Machinery Co., Ltd. (“Zhongji North”)	409,524	413,666

Total due to related parties	$573,255	$1,582,074

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2009 and December 31, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2009	December 31, 2008
Audit Fees	$90,000	$90,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
TOTAL	$90,000	$90,000

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

* filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of China Tractor Holdings, Inc.

We have audited the consolidated statements of financial position of China Tractor Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity and cash flows for each of the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements,  the Company has incurred a loss of $3,702,673, including loss from continuing operations of $488,640, that raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldman Parks Kurland Mohidin LLP

Goldman Parks Kurland Mohidin LLP
Encino, California
April 15, 2010

FINANCIAL INFORMATION

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$15,967	$1,979,153
Accounts receivable	-	2,275,976
Other receivables, net of allowance for doubtful accounts	53,053	470,632
Advance to suppliers	-	554,376
Inventories, net	-	8,960,235
Prepaid expenses	-	8,754
Taxes recoverable	57,952	663,836
Assets held for sale	4,729,298	-
Due from related parties	284,553	1,900,128
Total current assets	5,140,823	16,813,090

Property, plant and equipment, net	1,981	21,832,068
Construction in progress	-	600,398
Intangible assets	484,610	553,465
Land use right	700,267	3,071,373
Land use right deposit	-	1,038,174
Long-term equity investments	392,189	1,877,836
Receivable from sale of discontinued operation	9,799,333	-
Deferred tax asssets	-	30,394

TOTAL ASSETS	$16,519,203	$45,816,798

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term loans	$731,294	$4,376,878
Accounts payable	459,026	6,628,498
Advance from customers	11,954	282,235
Salary payable	26,745	116,823
Accrued expenses and other payables	380,408	718,450
Borrowing from third parties	1,316,328	-
Due to related parties	573,255	1,582,074

Total current liabilities	3,499,010	13,704,958

STOCKHOLDERS’ EQUITY
Comon shares, authorized, issued and outstanding; 18,310,539 shares as of December 31, 2009 and 2008, par value $0.001 per share	1,831	1,831
Additional paid-in capital	15,183,276	15,183,276
Accumulated other comprehensive income	2,540,091	2,501,593
Accumulated deficit	(5,119,841)	(1,417,168)

TOTAL CHINA TRACTOR HOLDINGS, INC. SHAREHOLDERS' EQUITY	12,605,357	16,269,532
Noncontrolling Interest	414,836	15,842,308
TOTAL STOCKHOLDERS’ EQUITY	13,020,193	32,111,840

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,519,203	$45,816,798

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Net revenue	$18,991	$191,191
Cost of sales	(159,058)	(70,313)

Gross profit/(loss)	(140,067)	120,878
Operating expenses:
Sales and marketing expenses	(12,435)	(631)
General and administrative expenses	(337,104)	(210,518)
Provision for impairment of assets	-	(2,543)

Profit/(Loss) from operations	(489,606)	(92,814)
Equity in earnings in investee	-	26,065
Government grant income	2,924	71,816
Other income	95	20,083
Interest expense	(1,930)	-
Other expenses	(123)	(267)

Income/(loss) before income taxes	(488,640)	24,883

Income tax expenses	-	-

Income/(loss) from continuing operations	(488,640)	24,883
Discontinued operations, net of income taxes (including loss on disposal of $3,264,057 in 2009)	(3,328,549)	1,481,203

Net income/(loss)	(3,817,189)	1,506,086

Less: Net income attributable to noncontrolling interest	114,516	(800,299)

Net Income/(loss) attributable to China Tractor Holdings, Inc.	(3,702,673)	705,787

Other comprehensive income/(loss)	39,701	943,830

Comprehensive income/(loss)	(3,662,972)	1,649,617

Comprehensive (loss) attributable to noncontrolling interest	(1,203)	(77,369)

Comprehensive income/(loss) attributable to China Tractor Holdings, Inc.	$(3,664,175)	$1,572,248

Basic and diluted income/(loss) per commom share:
Basic	$(0.20)	$0.04
Diluted	(0.20)	0.04

Weighted average common shares outstanding:
Basic	18,310,539	18,310,539
Diluted	18,310,539	18,310,539

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash flows from operating activities:
Net income/loss	$(3,817,189)	$1,506,086
Adjustments to reconcile net income/(loss) to cash provided (used) by operating activities:
Loss from discontinued operations	3,328,549	-
Depreciation and amortization	67,557	766,377
Provision for doubtful receivables	-	80,981
Investment income	-	(125,113)
Deferred tax assets	-	(29,922)
Changes in operating assets and liabilities:
Accounts receivable	-	(2,240,654)
Inventories	161,602	(7,523,917)
Advances to suppliers	-	527,885
Other receivables	96,370	(310,173)
Prepaid expenses	-	(5,425)
Due from related party	1,030,412	-
Accounts payable	(6,128)	5,535,605
Advance from customers	-	235,935
Accrued expenses and other current liabilities	292,900	(59,474)
Cash provided by operating activities	1,154,073	(1,641,809)

Cash flows from investing activities:
Cash paid for long- term investment	-	(545,801)
Purchase of property and equipment and other long-term assets	(3,797,425)	(1,927,085)
Cash decrease due to disposal of subsidiaries	(1,978,735)	-
Cash increase due to acquisition of subsidiaries	-	207
Net cash used for investing activities	(5,776,160)	(2,472,679)

Cash flows from financing activities:
Proceeds from short-term loan	803,985	4,308,952
Proceeds from (payments to) related parties - net	612,383	(1,097,430)
Proceeds from third party borrowings	1,315,613	-
Repayments of short-term loan	(73,090)	-
Net cash provided by financing activities	2,658,891	3,211,522

Effect of exchange rate changes on cash	10	167,880

Net increase (decrease) in cash and cash equivalents	(1,963,186)	(735,086)

Cash and cash equivalents, beginning balance	1,979,153	2,714,239

Cash and cash equivalents, ending balance	$15,967	$1,979,153

Supplemental cash flow data:
Income tax paid	-	-
Interest paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2009

	Shares	Common Stock	Additional Paid-in Capital	Other comprehensive income (loss)	Accumulated deficit	Total
Balance December 31, 2007	16,720,354	1,672	15,183,228	$1,557,763	$(2,122,955)	$14,619,708

Recapitalization of Densen on reverse acquisition	1,590,185	159	48			207
Foreign Currency Translation				943,830	-	943,830
Net income				-	705,787	705,787

Balance December 31, 2008	18,310,539	1,831	15,183,276	$2,501,593	$(1,417,168)	$16,269,532

Foreign Currency Translation		-		38,498	-	38,498
Net income		-		-	(3,702,673)	(3,702,673)

Balance December 31, 2009	$18,310,539	$1,831	$15,183,276	$2,540,091	$(5,119,841)	$12,605,357

The accompanying notes are an integral part of these consolidated financial statements

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 - ORGANIZATION AND PROPOSED BUSINESS OPERATIONS

China Tractor Holdings, INC. ("China Tractor") was incorporated in April 2005 in Hong Kong. In June 2005, China Tractor signed an agreement with Densen Investment Limited (“Densen Investment”) to obtain assets from Densen Investment. China Tractor invested $15,180,000 to establish Changchun Densen Agriculture Machinery Manufacturing Co., Ltd. (“Changchun Densen”) on September 27, 2005. Changchun Densen is engaged in the R&D and production of low-speed vehicles, tractors and construction machinery. According to the revised articles of association dated January 9, 2007, Changchun Tractor (Group) Co., Ltd. (“Changchun Tractor”) invested a trademark of $471,445 to Changchun Densen. After this investment, Changchun Tractor obtained 3% equity in Changchun Densen. On April 23, 2007, the company name of Changchun Densen was changed to Changchun Densen Changtuo Agriculture Machinery Manufacturing Co., Ltd. Based on an agreement signed on November 20, 2007, Changchun Densen and State-owned Assets Supervision and Administration Commission of Changchun (“SOASACC”) jointly invested to establish Chang Tuo Agricultural Machinery Equipment Group Co., Ltd. (“Chang Tuo”). The total registered capital of Chang Tuo is RMB200,000,000 ($29.3 million) which includes 50% (RMB100,000,000) from SOASACC, 47.5% (RMB95,000,000) from Changchun Densen and 2.5% (RMB5,000,000) from the operator, Mr. Yu Han. Chang Tuo is engaged in the R&D and production of low-speed vehicles, tractors and construction machineries, and sales of agricultural machinery and accessories.

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

On September 19, 2008, Royaltech amended Article I of its Certificate of Incorporation to change its corporate name from “Royaltech Corp.) to “China Tractor Holdings, Inc.” (“China Tractor”, or “the Company”, or “We”, or “us”)

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

On December 1, 2009, the Company entered into a stock transfer agreement to transfer all shares owned in Chang Tuo to SOASACC. Such agreement will be implemented in the near future.   In the meantime, as of December 31, 2009, the statements of operations of the Company report the results of operations of Chang Tuo as discontinued operations.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Tractor, its 100%-owned subsidiary, Densen machinery, its 97%-owned subsidiary Changchun Densen for the year ended December 31, 2009 and 2008.  All significant inter-company accounts and transactions were eliminated in consolidation.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), assuming the Company will continue as a going concern. Under that assumption, it is expected assets will be realized and liabilities will be satisfied in the normal course of business. On December 1, 2009, the Company signed a letter of intent to transfer all shares owned by the Company in Chang Tuo to SOASACC.  As discussed in Note 19 to the financial statements, Chang Tuo was reported as discontinued operation as the Company lost its control before the end of 2009.   After the completion of the transaction, the Company will have no substantial business operations until it enters a new industry through merger or acquires other operational entities.   As a direct result of the incident, the Company has experienced significant operating losses for the year ended December 31, 2009.  The discontinued operation and the ensuing operating losses raises substantial doubt as to the Company's ability to continue as a going concern.  Management is attempting to evaluate other potential industries to enter.

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

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Comprehensive Income

The Company adopted the provisions of ASC 220 “Reporting Comprehensive Income”, previously SFAS No. 130, establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements.

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

The balance sheet amounts with the exception of equity at December 31, 2009 were translated 6.8372 RMB to $1.00 compared to 6.8542 RMB at December 31, 2008.  The equity accounts were stated at their historical exchange rate.  The average translation rates applied to the income and cash flow statement amounts for the years ended December 31, 2009 and 2008 were 6.84092 RMB and 6.96225 RMB to $1.00 respectively.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statement of stockholders’ equity and were $2,540,091 and $2,501,593 as of December 31, 2009 and 2008, respectively.

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Capitalized Interest

Interest associated with major development and construction projects is capitalized and included in the cost of the project.  When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings.  Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Capitalized interest for the years ended of December 31, 2009 and 2008 were $60,723 and Nil respectively.

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

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Long-Term Investment

The Company accounted for its 5% investment in Zhongji North Machinery Co., Ltd, (Zhongji North) using the cost method, under which the share of Zhongji North’ net income is recognized in the period in which it is earned.

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, previously SFAS No. 144, the Company reviews the carrying values of long-lived assets, including property, plant and equipment, land use right and other intangible assets, whenever facts and circumstances indicate the assets may be impaired. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment is measured by the amount by which the carrying amount the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal.  The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Credit losses and other-than-temporary impairments declines in fair value that are not expected to recover are expensed.

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

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures”, previously FAS 157, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments.  Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.  The three levels are defined as follows:

•  Level 1  inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•  Level 2  inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

 •  Level 3  inputs to the valuation methodology are unobservable and significant to the fair value.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2009 are as follows:

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

Fair Value Measurements at Reporting Date Using Quoted Prices in

	Carrying value as Of December 31	Active markets For identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$15,967	$15,967	-	-

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of December 31, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

Statement of Cash Flows

In accordance with ASC 230, “Statement of Cash Flows”, previously SFAS No. 95, cash flows from the Company's operations are calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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
DECEMBER 31, 2009 AND 2008

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
DECEMBER 31, 2009 AND 2008

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

As a result of our implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable.  In the current year financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  ASC Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009. The adoption of ASC 820 had no material impact on the Company’s financial statements.

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

NOTE 3    ACCOUNTS RECEIVABLE

As of December 31, 2009 and 2008, the Company’s accounts receivable consisted of the following:

	2009	2008

Accounts receivable	$2,590	$2,278,559
Less: Allowance for doubtful accounts	(2,590)	(2,583)

Accounts receivable, net	$-	$2,275,976

NOTE 4   INVENTORIES

Inventories, by major categories, as of December 31, 2009 and 2008 were as follows:

	2009	2008

Raw materials	$140,998	$4,435,034
Work in progress	-	1,119,496
Low value consumables	461	123,437
Packaging materials	-	1,579
Materials on consignment for further processing	737	18,638
Finished goods	-	3,284,065
	142,196	8,982,249

Less: Allowance for obsolete inventories	(142,196)	(22,014)

Inventories, net	$-	$8,960,235

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 5    TAXES RECOVERABLE

As of December 31, 2009 and 2008, tax recoverable comprised the following:

	2009	2008

Input VAT	$1,788,216	$7,115,252
Unpaid VAT transfer out	286	96
Output VAT	(1,806,416)	(6,177,609)
Input VAT Transfer Out	-	(20)
VAT Paid	14,811	-
Offset input VAT of FA	61,067	239,240
IIT payable	-	(164)
Corporate income tax	-	(512,959)

Total	$57,952	$663,836

Changchun Densen is subject to value-added tax at a low rate of 13% and an ordinary rate of 17% for its tractor sales and raw materials sales respectively.

NOTE 6    OTHER RECEIVABLES

As of December 31, 2009 and 2008, other receivables comprised the following:

	2009	2008

Advance to employees for business purposes	$3,372	$123,698
Prepayment	5,803	28,827
Rebate receivable		48,496
Other	43,878	284,201
	53,053	485,222
Less: Allowance for doubtful accounts	-	(14,590)

Total other receivables, net	$53,053	$470,632

NOTE 7    PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2009 and 2008, property, plant and equipment consisted of the following:

	2009	2008

Cost:
Plant and Building		20,940,518
Machinery and Equipment		1,967,750
Office Furniture and Equipment	$4,141	$125,881
Transportation Equipment	-	296,274
Total at cost	4,141	23,330,423

Less: Accumulated depreciation	(2,160)	(1,498,355)

Total property, plant and equipment, net	$1,981	$21,832,068

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Depreciation for the years ended December 31, 2009 and 2008 was $4,159 and $641,735 respectively.

NOTE 8    CONSTRUCTION IN PROGRESS

As of December 31, 2008, construction in progress was as follow:

Phase II plant project	$600,398

The Company started the construction of phase II plant in 2008 to increase the production of tractors.

NOTE 9    ASSETS HELD FOR SALE

As of December 31, 2009, assets held for sale was as follow:

Phase II plant project	$4,729,298

The Company started the construction of phase II plant in 2008. On December 1, 2009, the Company entered into a letter of intent to transfer all shares owned by the Company in Chang Tuo Agricultural Machinery Equipment Group Co., Ltd. (“Chang Tuo”) to SOASACC, the Company discontinued the construction of phase II plant and plans to transfer it to SOASACC as well.

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 10    LAND USE RIGHTS

As of December 31, 2009, land use rights were as follows:

	2009	2008

Cost of land use right	$712,382	$3,950,862

Less: Accumulated amortization	(12,115)	(113,278)
	700,267	3,767,195

Less: Impairment loss on land use right	-	(695,822)

Land use rights, net	$700,267	$3,071,373

The Company obtained the right from the relevant PRC land authority for forty nine years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

Amortization expense for the year ended December 31, 2009 was $12,109. The estimated annual amortization for land use rights for the next five years as of December 31, 2009 and thereafter is expected to be as follows by years:

2010	$14,538
2011	14,538
2012	14,538
2013	14,538
2014	14,538
Thereafter	627,577

Total	$700,267

NOTE 11    LAND USE RIGHTS DEPOSIT

Land use right deposit as of December 31, 2008 was $1,038,174. The land use right deposit represented the prepayment to obtain the land use rights in the future.

NOTE 12    OTHER INTANGIBLE ASSETS

As of December 31, 2009 and 2008, the Company’s intangible assets were summarized as follows:

	Useful life	2009	2008

Amortizable intangible assets:
Trademark	10 years	$539,695	$538,356
Capitalized accounting software	10 years	6,875	14,185
Non-patent techniques	10 years	87,755	87,538
Total at historical cost		634,325	640,079

Less: Total accumulated amortization		(149,715)	(86,614)

Other intangible assets, net		$484,610	$553,465

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Other intangible assets were stated at cost less accumulated amortization. The amortization of other intangible assets for the years ended December 31, 2009 and 2008 was $63,398 and $61,758 respectively. The estimated amortization expense for the next five years as of December 31, 2009 and thereafter is expected to be as follows by years:

2010	$63,433
2011	63,433
2012	63,433
2013	63,433
2014	63,433
Thereafter	167,445

Total	$484,610

NOTE 13   LONG-TERM INVESTMENTS

As of December 31, 2009 and 2008, the Company’s investment consisted of:

	2009		2008

Zhongji North Machinery Co., Ltd.	5%	392,189	24%	$ 1,877,836

Zhongji North was established on November 22, 2007 and the total registered capital is RMB50,000,000. Zhongji North’s principal activities are development, manufacturing, sale and foreign trading of agricultural machineries and other machineries, manufacturing and sale of parts and accessories of agricultural machineries and other machineries.

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 14   SHORT-TERM LOANS

Short-term loans are due to various financial institutions which are normally due within one year. As of December 31, 2009, the Company’s short term loans consisted of the following:

	2009	2008

From Jilin Jiutai Rural Commercial Bank Chengqu-Branch, due from March 27, 2009 to March 24, 2010. With interest at 11.16%, secured by the Company’s land use right.	$731,294	$

Loan from Jilin bank Changchun Ruixiang Sub-Branch, due from December 10, 2008 to November 26, 2009. with interest rate at 7.2540% per annum, pledged by the Company’s building and land use right.			4,376,878

Total short-term loans	$731,294		$4,376,878

NOTE 15   ACCRUED EXPENSES AND OTHER PAYABLES

As of December 31, 2009 and 2008, the accrued expenses and other liabilities of the Company were summarized as follows:

	2009	2008

Accrued expenses	$195,756	$-
Acquisition of assets	94,133	63,109
Warrant Deposit	21,289	109,013
borrowing from third party	-	542,441
Others	69,230	3,887

Total accrued expenses and other payables	$380,408	$718,450

The security deposit is deposit from clients for the maintenance of tractors.

NOTE 16   BORROWING FROM THIRD PARTY

As of December 31, 2009, the borrowing from third party was summarized as follows:

Zheng Yin	$146,258
Shanghai Sibo Education Co., Ltd.	1,170,070

Total accrued expenses and other payables	$1,316,328

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The borrowing from third party has no repayment term and bore no interest.  Borrowed for operational use, they will be repaid in the near future.

NOTE 17   RELATED PARTY BALANCE AND TRANSCATIONS

Due from related parties

As of December 31, 2009 and 2008, due from related parties was summarized as follows:

	2009	2008

Lau San	$284,553	$-
Mudanjiang Binjiang Garden City	-	1,900,128

Total due from related parties	$284,553	$1,900,128

A director of the Company, Mr. Lau San, borrowed money from the Company. These amounts are interest-free, unsecured and repayable on demand.

Due to related parties

As of December 31, 2009 and 2008, due to related parties was summarized as follows:

	2009	2008

Lau San	$-	$1,005,084
Changchun Junming Machinery Co., Ltd. (“CJMCL”)	149,105	148,734
Shenzhen Junsheng Property Management Co., Ltd. (“SJPMCL”)	14,626	14,590
Zhongji North Machinery Co., Ltd. (“Zhongji North”)	409,524	413,666

Total due to related parties	$573,255	$1,582,074

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

NOTE 18   GOVERNMENT GRANT INCOME

The Company records government grants when received and shows it as government grant income on the face of consolidated statements of operations and other comprehensive income (loss). All subsidies are nonrefundable.

In 2009, Changchun Densen received a $2,924 subsidy from Jiutai Municipal Bureau of Finance (“JMBF”) for the international business development. In 2008, Changchun Densen received a $71,816 subsidy from JMBF for the improvement of the assembly line of big and medium tractors.

NOTE 19   NONCONTROLLING INTERESTS

Noncontrolling interests on the consolidated statement of income and comprehensive income of $(114,516) and $800,299 for the years ended December 31, 2009 and 2008 respectively, represented the noncontrolling shareholders’ proportionate share of the net income/(loss) of the Company.

NOTE 20   DISCONTINUED OPERATION

On December 1, 2009, the Company entered into a letter of intent to transfer all shares owned by the Company in Chang Tuo to SOASACC. As of December 31, 2009, the Company lost control over Chang Tuo as SOASACC took over the management and operations of Chang Tuo. Accordingly, Chang Tuo is reported as a discontinued operation in accordance with ASC 205-20. The estimated transfer price is $9,799,333 (RMB67,000,000). The final agreement is expected to be closed around May 1, 2010.

NOTE 21   INCOME TAX

Changchun Densen is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Changchun Densen is exempt from income tax in PRC for two years starting from the 1st profitable year or 2008, whichever is earlier, and subject to 50% discount on normal income tax rate for the following three years.

The pre-tax accounting income/(loss) of our subsidiaries were as follows, for the years ended December 31, 2009 and 2008:

	2009	2008

Changchun Densen	$(488,640)	$24,883

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2009 and 2008:

	2009	2008

US statutory rates	34.0%	34.0%
Tax rate difference	（9.0%）	（9.0%）
Valuation allowance	（25.0%）	（25.0%）
Effect of tax holiday	0.0%	0.0%
Non-deductable expenses	0.0%	0.0%
Equity in earnings of investee	0.0%	0.0%

Tax per financial statements	0.0%	0.0%

NOTE 22   OPERATING RISK

(a)	Country risk

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

CHINA TRACTOR HOLDINGS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company’s future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of December 31, 2009 and 2008 and believes its exposure to interest rate risk is not material.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 2010
/s/ Lau San
Lau San
Chief Executive Officer and Chairman

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lau San	Chief Executive Officer and Chairman	April 15, 2010
Lau San

/s/ Chen Guocheng	Chief Financial Officer and Director	April 15, 2010
Chen Guochen

/s/ Liu Jingdong	President and Director	April 15, 2010
Glenn Peipert

/s/ Changfu Wang	Director	April 15, 2010
Changfu Wang

Dr. Baoyun Qiao	Director