Form 10-Q
period 2010-03-31
China Tractor Holdings, Inc.
filed 2010-05-21
CIK 1352884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010 or

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

000-52716
(Commission file No.)

China Tractor Holdings, Inc.
(Exact name of Smaller Reporting Company as specified in its charter)

DELAWARE	98-0445019
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

Kalun Industrial Park, JiuTai Economic Development Zone, Changchun City, Jilin Province, China
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

As of May 20, 2010, there were 18,340,539 shares of the Company’s common stock outstanding.

CHINA TRACTOR HOLDINGS, INC.

TABLE OF CONTENTS

FORM 10-Q

March 31, 2010

PART I - FINANCIAL INFORMATION

	Item 1. Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets (unaudited)		3
	Condensed Consolidated Statements of Income (unaudited)		4
	Condensed Consolidated Statements of Cash Flows (unaudited)		5
	Notes to the Condensed Consolidated Financial Statements (unaudited)		6
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		22
	Item 3. Quantitative and Qualitative Disclosure About Market Risks		28
	Item 4. Controls and Procedures		28

PART II - OTHER INFORMATION

	Item 1.	Legal Proceedings	30
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
	Item 3.	Defaults Upon Senior Securities	30
	Item 4.	Reserved	30
	Item 5.	Other Information	30

Exhibit 31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$27,902	$15,967
Other receivables, net of allowance for doubtful accounts	80,197	53,053
Taxes recoverable	58,378	57,952
Assets held for sale	-	4,729,298
Due from related parties	1,317,351	284,553
Total current assets	1,483,828	5,140,823

Property, plant and equipment, net	2,797	1,981
Intangible assets	54,994	484,610
Land use right	696,745	700,267
Long-term equity investments	392,252	392,189
Receivable from sale of discontinued operation	12,316,964	9,799,333

TOTAL ASSETS	$14,947,580	$16,519,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term loans	$731,411	$731,294
Accounts payable	459,100	459,026
Advance from customers	11,956	11,954
Salary payable	-	26,745
Accrued expenses and other payables	415,721	380,408
Borrowing from third parties	1,316,540	1,316,328
Due to related parties	1,764,084	573,255

Total current liabilities	4,698,812	3,499,010

STOCKHOLDERS’ EQUITY
Comon shares, authorized, issued and outstanding; 18,340,539 shares as of December 31, 2009 and 2008, par value $0.0001 per share	1,834	1,834
Additional paid-in capital	15,183,273	15,183,273
Accumulated other comprehensive income	2,542,148	2,540,091
Accumulated deficit	(7,810,180)	(5,119,841)

TOTAL CHINA TRACTOR HOLDINGS, INC. SHAREHOLDERS' EQUITY	9,917,075	12,605,357
Noncontrolling Interest	331,693	414,836
TOTAL STOCKHOLDERS’ EQUITY	10,248,768	13,020,193

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,947,580	$16,519,203

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TRACTOR HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Three Months Ended March 31
	2010	2009

Net revenue	$-	$-
Cost of sales	(1,590)	-

Gross profit (loss)	(1,590)	-
Operating expenses:
Sales and marketing expenses	(412)	-
General and administrative expenses	(81,231)	(113,490)
Provision for impairment of assets	-	(43,136)

Profit/(Loss) from operations	(83,233)	(156,626)

Equity in earnings in investee	-	(22,235)
Interest expense	(20,406)	(1,929)
Other expenses	(22)	(9,826)

Loss from continuing operations	(103,661)	(190,616)
Discontinued operations, net of income taxes (including loss on disposal of $3,264,057 in 2009)	(2,669,884)	254,166

Net income/(loss)	(2,773,545)	63,550

Less: Net loss/(income) attributable to noncontrolling interest	83,206	(133,473)

Net (loss) attributable to China Tractor Holdings, Inc.	(2,690,339)	(69,923)

Other comprehensive income	2,121	39,142

Comprehensive (loss)	(2,688,218)	(30,781)

Comprehensive (loss) attributable to noncontrolling interest	(64)	(78,579)

Comprehensive (loss) attributable to China Tractor Holdings, Inc.	$(2,688,282)	$(109,360)

Basic and diluted (loss) per commom share:
Basic and Diluted	$(0.15)	$(0.00)

Weighted average common shares outstanding:
Basic and Diluted	18,340,539	18,340,539

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TRACTOR HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net income (loss)	$(2,773,545)	$63,550
Adjustments to reconcile net income/(loss) to cash (used) by operating activities:
Loss from discontinued operations	2,669,884	-
Depreciation and amortization	16,047	209,294
Reserve for inventory obsolescence	-	(19,844)
Provision for doubtful receivables	-	7,903
Investment income	-	106,728
Deferred tax assets	-	9,643
Changes in operating assets and liabilities:
Accounts receivable	-	(1,516,878)
Inventories	-	(3,720,842)
Advances to suppliers	-	(746,653)
Other receivables	(27,136)	(582,407)
Receivable from sale of discontinued operation	1,861	-
Accounts payable	-	2,432,835
Advance from customers	-	1,223,262
Accrued expenses and other current liabilities	8,087	638,031
Net cash used by operating activities	(104,802)	(1,895,378)

Cash flows from investing activities:
Purchase of property and equipment and other long-term assets	(41,252)	(262,497)
Net cash used by investing activities	(41,252)	(262,497)

Cash flows from financing activities:
Proceeds from short-term loan	-	6,645,644
Proceeds from (payments to) related parties - net	157,986	(318,115)
Repayments of short-term loan	-	(73,029)
Net cash provided by financing activities	157,986	6,254,500

Effect of exchange rate changes on cash	3	3,275

Net increase (decrease) in cash and cash equivalents	11,935	4,099,900

Cash and cash equivalents, beginning balance	15,967	1,978,957

Cash and cash equivalents, ending balance	$27,902	$6,078,857

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$173,850

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

On September 19, 2008, Royaltech amended Article I of its Certificate of Incorporation to change its corporate name from “Royaltech Corp.) to “China Tractor Holdings, Inc.” (“China Tractor”, or “the Company”, or “We”, or “us”)

On December 1, 2009, we entered into a stock transfer agreement to transfer all shares owned in Chang Tuo to SOASACC.  On March 15, 2010, we signed stock transfer agreement with SOASACC, the total consideration of this transfer is $12,316,964 (RMB84,200,000),  including $8,124,515 (RMB55,540,000) for the transfer of all shares owned in Chang Tuo, $3,262,094 (RMB22,300,000) for the transfer of the phase II plant and $930,355 (RMB6,360,000) for the transfer of the trademark of “CT”.  The agreement was approved by Changchun government on April 19, 2010 with a government document numbered Changfupifu [2010] No.1.  We will dispose all shares owned in Chang Tuo accordingly.  Therefore, we report the results of operations of Chang Tuo as discontinued operations in accordance with ASC 205-20.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Tractor, its 100%-owned subsidiary, Densen machinery, its 97%-owned subsidiary Changchun Densen for the three months ended March 31, 2010 and 2009.  All significant inter-company accounts and transactions were eliminated in consolidation.

Basis of Presentation

The consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), assuming the Company will continue as a going concern. Under that assumption, it is expected assets will be realized and liabilities will be satisfied in the normal course of business.  On March 15, 2010, the Company signed a stock transfer agreement to transfer all shares owned by the Company in Chang Tuo to SOASACC, and the agreement was approved by Changchun government on April 19, 2010.  As discussed in Note 18 to the financial statements, Chang Tuo was reported as discontinued operation as the Company lost its control before the end of 2009.  After the completion of the transaction, the Company will have no substantial business operations until it enters a new industry through merger or acquires other operational entities.   As a direct result of the incident, the Company has experienced significant operating losses for the three months ended March 31, 2010.  The discontinued operation and the ensuing operating losses raise substantial doubt as to the Company's ability to continue as a going concern.  Management is attempting to evaluate other potential industries to enter.

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

The balance sheet amounts with the exception of equity at March 31, 2010 were translated 6.8361 RMB to $1.00 compared to 6.8456 RMB at March 31, 2009.  The equity accounts were stated at their historical exchange rate.  The average translation rates applied to the income and cash flow statement amounts for the periods ended March 31, 2010 and 2009 were 6.836034 RMB and 6.84659 RMB to $1.00 respectively.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statement of stockholders’ equity and were $2,542,148 and $2,540,091 as of March 31, 2010 and December 31, 2009, respectively.

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2010 are as follows:

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

Fair Value Measurements at Reporting Date Using Quoted Prices in

	Carrying value as Of March 31	Active markets For identical Assets	Significant other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$27,902,	$27,902	-	-

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of March 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current year.

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

Accounting for Transfers of Financial Assets (To be included in ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140”).  SFAS 166 addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Also, SFAS 166 removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency.  SFAS 166 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010.  The adoption of the ASC 860 had no material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities – Amended (To be included in ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”).  SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity.  SFAS 167 also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010.  The adoption of the amendment had no material impact on the Company’s financial statements.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  ASC Update 2009-05 became effective for the Company’s annual financial statements for the year ended December 31, 2009. The adoption of ASC 820 had no material impact on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605) “Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”.  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted.  The adoption of the accounting standards update had no material impact on the Company’s financial statements.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

NOTE 3    ACCOUNTS RECEIVABLE

As of March 31, 2010 and December 31, 2009, the Company’s accounts receivable consisted of the following:

	2010	2009
		（Audited）
Accounts receivable	$2,590	$2,590
Less: Allowance for doubtful accounts	(2,590)	(2,590)

Accounts receivable, net	$-	$-

NOTE 4   INVENTORIES

Inventories, by major categories, as of March 31, 2010 and December 31, 2009 were as follows:

	2010	2009
		(Audited)
Raw materials	$142,611	$140,998
Low value consumables	461	461
Materials on consignment for further processing	737	737
	143,809	142,196

Less: Allowance for obsolete inventories	(143,809)	(142,196)

Inventories, net	$-	$-

NOTE 5    TAXES RECOVERABLE

As of March 31, 2010 and December 31, 2009, tax recoverable comprised the following:

	2010	2009
		(Audited)
Input VAT	$1,850,139	$1,788,216
Output VAT	(1,806,708)	(1,806,416)
VAT Paid	14,814	14,811
Offset input VAT of FA	-	61,067
Other	133	274

Total	$58,378	$57,952

Changchun Densen is subject to value-added tax at a low rate of 13% and an ordinary rate of 17% for its tractor sales and raw materials sales respectively.

NOTE 6    OTHER RECEIVABLES

As of March 31, 2010 and December 31, 2009, other receivables comprised the following:

	2010	2009
		(Audited)
Advance to employees for business purposes	$22,609	$3,372
Prepayment	6,389	5,803
Other	51,199	43,878
	80,197	53,053
Less: Allowance for doubtful accounts	-	-

Total other receivables, net	$80,197	$53,053

NOTE 7  PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2010 and December 31, 2009, property, plant and equipment consisted of the following:

	2010	2009
		(Audited)
Cost:
Office Furniture and Equipment	$5,144	$4,141
Total at cost	5,144	4,141

Less: Accumulated depreciation	(2,347)	(2,160)

Total property, plant and equipment, net	$2,797	$1,981

Depreciation for the three months ended March 31, 2010 and March 31, 2009 was $186 and $2,754 respectively.

NOTE 8    RECEIVABLE FROM SALE OF DISCONTINUED OPERATION

As of March 31, 2010 and December 31, 2009, receivable from sale of discontinued operation was as follow:

	2010	2009
		(Audited)
Discontinued operation	$12,316,964	$9,799,333

The Company signed a agreement with SOASACC to transfer all shares owned by the Company in Chang Tuo Agricultural Machinery Equipment Group Co., Ltd. (“Chang Tuo”) and construction of phase II plant of the Company. Details please refer to Note 1.

NOTE 9    LAND USE RIGHTS

As of March 31, 2010 and December 31, 2009, land use rights were as follows:

	2010	2009
		(Audited)
Cost of land use right	$712,497	$712,382

Less: Accumulated amortization	(15,752)	(12,115)
	696,745	700,267

Less: Impairment loss on land use right	-	-

Land use rights, net	$696,745	$700,267

The Company obtained the right from the relevant PRC land authority for forty nine years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

Amortization expense for the three months ended March 31, 2010 and March 31, 2009 was $3,635 and nil. The estimated annual amortization for land use rights for the next five years as of March 31, 2010 and thereafter is expected to be as follows by years:

2011	$14,541
2012	14,541
2013	14,541
2014	14,541
2015	14,541
Thereafter	624,040

Total	$696,745

NOTE 10    INTANGIBLE ASSETS

As of March 31, 2010 and December 31, 2009, the Company’s intangible assets were summarized as follows:

	Useful life	2010	2009
			(Audited)
Amortizable intangible assets:
Trademark	10 years	$-	$539,695
Capitalized accounting software	10 years	6,877	6,875
Non-patent techniques	10 years	87,769	87,755
Total at historical cost		94,646	634,325

Less: Total accumulated amortization		(39,652)	(149,715)

Other intangible assets, net		$54,994	$484,610

Trademark was transferred to SOASACC according to the stock transfer agreement signed on March 15, 2010, please refer to Note 1 for detail.

Other intangible assets were stated at cost less accumulated amortization. The amortization of other intangible assets for the three months ended March 31, 2010 and 2009 was $15,861 and $15,836 respectively. The estimated amortization expense for the next five years as of March 31, 2010 and thereafter is expected to be as follows by years:

2011	$9,465
2012	9,465
2013	9,465
2014	9,465
2015	9,465
Thereafter	7,669

Total	$54,994

NOTE 11   LONG-TERM INVESTMENTS

As of March 31, 2010 and December 31, 2009, the Company’s investment consisted of:

	2010		2009
			(Audited)
Zhongji North Machinery Co., Ltd.	5%	392,252	5%	$392,189

Zhongji North was established on November 22, 2007 and the total registered capital is RMB50,000,000. Zhongji North’s principal activities are development, manufacturing, sale and foreign trading of agricultural machineries and other machineries, manufacturing and sale of parts and accessories of agricultural machineries and other machineries.

NOTE 12   SHORT-TERM LOANS

Short-term loans are due to various financial institutions which are normally due within one year. As of March 31, 2010 and December 31, 2009, the Company’s short term loans consisted of the following:

	2010	2009
		(Audited)
From Jilin Jiutai Rural Commercial Bank Chengqu-Branch, due from March 27, 2009 to March 24, 2010. With interest at 11.16%, secured by the Company’s land use right.	$731,411	$731,294

Short-term loan is overdue since March 24, 2010. The company will repay it when the stock transfer transaction with SOASACC is completed.

NOTE 13   ACCRUED EXPENSES AND OTHER PAYABLES

As of March 31, 2010 and December 31, 2009, the accrued expenses and other liabilities of the Company were summarized as follows:

	2010	2009
		(Audited)
Accrued expenses	$206,172	$195,756
Acquisition of assets	94,148	94,133
Warrant Deposit	21,292	21,289
Others	94,109	69,230

Total accrued expenses and other payables	$415,721	$380,408

The security deposit is deposit from clients for the maintenance of tractors.

NOTE 14   BORROWING FROM THIRD PARTY

As of March 31, 2010 and December 31, 2009, the borrowing from third party was summarized as follows:

	2010	2009
		(Audited)
Zheng Yin	$146,282	$146,258
Shanghai Sibo Education Co., Ltd.	1,170,258	1,170,070

Total borrowing from third party	$1,316,540	$1,316,328

The borrowing from third party has no repayment term and bore no interest.  Borrowed for operational use, they will be repaid in the near future.

NOTE 15   RELATED PARTY BALANCE AND TRANSCATIONS

Due from related parties

As of March 31, 2010 and December 31, 2009, due from related parties was summarized as follows:

	2010	2009
		(Audited)
Lau San	$300,690	$284,553
Mudanjiang Binjiang Garden City (MBGC)	431,532
Changtuo	585,129	-

Total due from related parties	$1,317,351	$284,553

A director of the Company, Mr. Lau San, borrowed money from the Company. These amounts are interest-free, unsecured and repayable on demand.

The amount due from MBGC was a short term loan. Mudanjiang Binjiang Garden City was controlled by Mr.Lau San, the director of the Company. The borrowing bore no interest, and had no formal repayment terms.

The amount due from Changtuo represented a short term loan. The borrowing bore no interest, and had no formal repayment terms.

Due to related parties

As of March 31, 2010 and December 31, 2009, due to related parties was summarized as follows:

	2010	2009
		(Audited)
Changchun Junming Machinery Co., Ltd. (“CJMCL”)	$1,339,866	$149,105
Shenzhen Junsheng Property Management Co., Ltd. (“SJPMCL”)	14,628	14,626
Zhongji North Machinery Co., Ltd. (“Zhongji North”)	409,590	409,524

Total due to related parties	$1,764,084	$573,255

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

NOTE 16   NONCONTROLLING INTERESTS

Noncontrolling interests on the consolidated statement of income and comprehensive income of ($83,142) and $212,052 for the three months ended March 31, 2010 and 2009 respectively, represented the noncontrolling shareholders’ proportionate share of the net income/(loss) of the Company.

NOTE 17   DISCONTINUED OPERATION

On December 1, 2009, we entered into a stock transfer agreement to transfer all shares owned in Chang Tuo to SOASACC.  On March 15, 2010, we signed stock transfer agreement with SOASACC, the total consideration of this transfer is $12,316,964 (RMB84,200,000),  including $8,124,515 (RMB55,540,000) for the transfer of all shares owned in Chang Tuo, $3,262,094 (RMB22,300,000) for the transfer of the phase II plant and $930,355 (RMB6,360,000) for the transfer of the trademark of “CT”.  The agreement was approved by Changchun government on April 19, 2010 with a government document numbered Changfupifu [2010] No.1.  We will dispose all shares owned in Chang Tuo accordingly, expected to be on or before November 30, 2010.  Therefore, we report the results of operations of Chang Tuo as discontinued operations in accordance with ASC 205-20.

NOTE 18   INCOME TAX

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

The pre-tax accounting income/(loss) of our subsidiaries were as follows, for the three months ended March 31, 2010 and 2009:

	2010	2009

Changchun Densen	$(2,773,545)	$63,550

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2010 and 2009:

	2010	2009

US statutory rates	34.0%	34.0%
Tax rate difference	(9.0)%	(9.0)%
Valuation allowance	(25.0)%	(25.0)%

Tax per financial statements	0.0%	0.0%

NOTE 19   OPERATING RISK

(a)	Country risk

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

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company’s future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of March 31, 2010 and 2009 and believes its exposure to interest rate risk is not material.

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

We cannot give any guarantee that these plans, intentions or expectations will be achieved. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those Risk Factors set forth in our Form 10-K filed with the SEC on April 15, 2010.

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

On September 9, 2008, we entered into a share exchange agreement with Densen Equipment Ltd. (“DEL”), which resulted in a change of control. For acquiring all the assets of DEL, the former shareholders of DEL acquired over 90% of the issued and outstanding shares of our common stock. The former officers and directors of DEL were also appointed to serve as our officers and directors. Following the acquisition of these assets, we changed our corporate name to China Tractor Holdings, Inc. and our business is focused on the research, production, and sales of low-speed vehicles, tractors and construction machinery in the PRC, through our wholly owned subsidiary, Densen Machinery Investment Limited, incorporated in Hong Kong in April 2005 ("Densen Machinery") and its joint-venture operating subsidiary, Chang Tuo Agricultural Machinery Equipment Group Co., Ltd. (“Chang Tuo”). For further details regarding the share exchange transaction with DEL, please see our Current Report on Form 8-K, filed with the SEC on September 15, 2008.

On December 1, 2009, we entered into a stock transfer agreement to transfer all shares owned in Chang Tuo to the State-owned Assets Supervision and Administration Commission of Changchun (“SOASACC”).  On March 15, 2010, we signed stock transfer agreement with SOASACC, the total consideration of this transfer is $12,316,964 (RMB84,200,000),  including $8,124,515 (RMB55,540,000) for the transfer of all shares owned in Chang Tuo, $3,262,094 (RMB22,300,000) for the transfer of the phase II plant and $930,355 (RMB6,360,000) for the transfer of the Chang Tuo’s trademark.  The agreement was approved by the Changchun city government on April 19, 2010.  We will dispose all shares owned in Chang Tuo pursuant to the agreement, on or before November 30, 2010.  Therefore, we have reported the results of operations of Chang Tuo as discontinued operations in accordance with ASC 205-20.

After the completion of the transaction, the Company will have no substantial business operations until it enters a new industry through merger or acquires other operational entities.   As a direct result of the incident, the Company has experienced significant operating losses for the three months ended March 31, 2010.  The discontinued operation and the ensuing operating losses raise substantial doubt as to the Company's ability to continue as a going concern.  Management is attempting to evaluate other potential industries to enter.

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

Results of Operations for the three months ended March 31, 2010 and 2009

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE GAINS/LOSS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009	Change
			Amount	%

Net revenue	$-	$-	$-	-
Cost of sales	(1,590)	-	(1,590)	N/A

Gross profit/(loss)	(1,590)	-	(1,590)	N/A
Operating expenses:
Selling and general and administrative expenses	(81,643)	(113,490)	31,847	(28)%
Impairment loss of assets	-	(43,136)	43,136	(100)%
(Loss) from operations	(83,233)	(156,626)	73,393	(47)%
Equity in earnings in investee	-	(22,235)	22,235	(100)%

Interest expense	(20,406)	(1,929)	(18,477)	958%
Other	(22)	(9,826)	9,804	(100)%

Income/(loss) before income taxes	(103,661)	(190,616)	86,955	(46)%
Discontinued operations, net of tax	(2,669,884)	254,166	(2,924,050)	(1,150)%

Net income/(loss)	(2,773,545)	63,550	(2,837,095)	(4,464)%
Net income/(loss) attributable to noncontrolling interest	83,206	(133,473)	216,679	(162)%

Net Income/(loss) attributable to China Tractor Holdings, Inc.	(2,690,339)	(69,923)	(2,620,416)	3,748%

Other comprehensive income/(loss)	2,121	39,142	(37,021)	(95)%

Comprehensive income/(loss)	(2,688,218)	(30,781)	(2,657,437)	8,633%

Comprehensive (loss) attributable to noncontrolling interest	(64)	(78,579)	78,515	(100)%

Net profit/(loss) attributable to stockholders	$(2,688,282)	$(109,360)	(2,578,922)	2,358%

Revenue

We had no revenue for the three months ended March 31, 2010 and 2009 from continuing operatons.

Cost of sales

Cost of sales for the three months ended March 31, 2010 increased to $1,590 from nil for the same period of 2009, an increase of $1,590.  The cost of sales for the three months ended March 31, 2010 all resulted from the impairment loss of raw materials.

Gross profit (loss)

The gross loss for the three months ended March 31, 2010 was $1,590, a decrease of $1,590 compared to gross profit of nil for the three months ended March 31, 2009.  The decrease is due to no business operation and out-of-date raw materials in 2010.  The cost of sales for the three months ended March 31, 2010 is all from impairment loss of inventory.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $81,643 in the three months ended March 31, 2010 from $113,490 in three months ended March 31, 2009, a decrease of $31,847 or 28%.  The decrease generally resulted from the decrease of agency fee, which is $15,432 and $89,859 respectively for the three months ended March 31, 2010 and 2009. The decrease in agency fee mainly resulted from the decrease of assets valuation fee, corresponding with the mortgage security for short-term loan in 2009.

Provision for impairment of assets

The provision for impairment of assets in three months ended March 31, 2009 represents the provision for other receivables of $43,136.

Other income/(expenses)-net

Other expenses-net for three months ended March 31, 2010 was $20,428, compared to $33,990 for three months ended March 31, 2009. Other expenses for three months ended March 31, 2010 mainly consisted of interest expense of $20,406. Other expenses for the three months ended March 31, 2009 mainly consisted of investment loss of $22,235.

Non-controlling interest

Non-controlling interest resulted in loss of $83,142 and gain of $212,052 for three months ended March 31, 2010 and three months ended March 31, 2009 respectively, representing the 3% minority interest of Changchun Tractor in Densen.

Other comprehensive income

Other comprehensive loss in three months ended March 31, 2010 was $2,121 compared to comprehensive income of $39,142 in the same period of 2009. It represents the foreign currency translation income resulted from appreciation of RMB against the US dollar.

Net income/(loss)

Net loss in three months ended March 31, 2010 was $2,688,282, compared to net loss of $109,360 in three months ended March 31, 2009, increase $2,177,504 or 1,991%, mainly resulted from discontinued operations of Chang Tuo.

Liquidity and Capital Resources

China Tractor generally finances its operations from short-term loans from domestic banks. As of March 31, 2010, we had cash and cash equivalents of $27,902 which represented an increase of $11,935 from $15,967 as of December 31, 2009.

Operating Activities

The net cash used in operating activities in three months ended March 31, 2010 was $104,802 compared to net cash used in operating activities was $1,895,378 in three months ended March 31, 2009. The net cash outflow from operating activities in three months ended March 31, 2010 was mainly due to the increase in other receivables of $27,136.

Investing Activities

Net cash used for investing activities was $41,252 in three months ended March 31, 2010, due to increase in payments for construction in progress.  Net cash used for investing activities was $262,497 in three months ended March 31, 2009.  The decrease of $221,245 resulted from halting the construction of the phase II plant project in the first quarter of 2010.

Financing Activities

Net cash provided by financing activities was $157,986 in three months ended March 31, 2010 which due to a net inflow from related party borrowings of $157,986. Net cash provided by financing activities was $6,254,500 in three months ended March 31, 2009, due to a net inflow from short-term loan of $6,645,644.

Going forward, over the next 12 months, China Tractor intends to continue to rely on short-term loans to fund its operational cash needs.

Inflation

In the opinion of management, inflation has not had a material effect on the Company's financial condition or results of its operations.

Trends and uncertainties

The consolidated financial statements of the Company were prepared in accordance with US GAAP assuming the Company will continue as a going concern. Under that assumption, it is expected that assets will be realized and liabilities will be satisfied in the normal course of business. On December 1, 2009, the Company entered into a stock transfer agreement to transfer all shares owned in Chang Tuo to SOASACC.  On March 15, 2010, the Company signed stock transfer agreement with SOASACC, the total consideration of this transfer is $12,316,964 (RMB84,200,000),  including $8,124,515 (RMB55,540,000) for the transfer of all shares owned in Chang Tuo, $3,262,094 (RMB22,300,000) for the transfer of the phase II plant and $930,355 (RMB6,360,000) for the transfer of the trademark of “CT”.  The agreement was approved by Changchun government on April 19, 2010 with a government document numbered Changfupifu [2010] No.1, and the transfer of the shares are to be completed on or before November 30, 2010.

After the completion of the transaction, the Company will have no substantial business operations until it enters a new industry through merger or acquisition of other operating entities.  As a direct result of this transfer of ownership, the Company has experienced significant operating losses for the three months ended March 31, 2010.  The discontinued operation and the ensuing operating losses raise substantial doubt as to the Company's ability to continue as a going concern.  Management is attempting to evaluate other potential industries to enter.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to investors at March 31, 2010 or 2009.

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

Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.  The Company's principal executive and financial officers conclusion regarding the Company's disclosure controls and procedures is based on management's conclusion that the Company's internal control over financial reporting are ineffective as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 continues to be ineffective as of March 31, 2010. In connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, our management assessed the effectiveness of the Company's internal control over financial reporting was not effective based on management's identification of the material weaknesses as follows:

a.	Our internal accounting staff do not have sufficient U.S. GAAP knowledge and experiences
b.	Our senior financial staff lacks knowledge of internal control obligations, including Section 404
c.	The audit committee oversight was not effective.

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

          As of March 31, 2010, there were presently no material pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is the subject and, to the best of our knowledge, no such actions against us is contemplated or threatened.

Item 2	Unregistered Sales of Securities and Use of Proceeds

None.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Reserved

Item 5	Other Information

None.

Item 6	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

          In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA TRACTOR HOLDINGS, INC.

Dated: May 21, 2010	By:	/s/ Lau San
Lau San
Chief Executive Officer and Chairman

	By:	/s/ Chen Guochen
Chen Guochen
Chief Financial Officer and Director