Form 10-K/A
period 2009-12-31
China Tractor Holdings, Inc.
filed 2010-07-28
CIK 1352884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.1
on
FORM 10-K/A

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

  DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The annual report of China Tractor Holdings, Inc. (the “Company”), for the fiscal year ended December 31, 2009, filed on Form 10-K with the Securities and Exchange Commission on April 15, 2010, is hereby amended solely for the purpose of correcting a clerical error on the cover of the Form 10-K that had mistakenly identified the Company as a shell company. The annual report for the fiscal year ended December 31, 2009 on Form 10-K/A as hereby amended correctly checks of the box to indicate that the Company is not a shell company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 27, 2010
/s/ Lau San
Lau San
Chief Executive Officer and Chairman

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lau San	Chief Executive Officer and Chairman	July 27, 2010
Lau San

/s/ Chen Guocheng	Chief Financial Officer and Director	July 27, 2010
Chen Guochen

/s/ Liu Jingdong	President and Director	July 27, 2010
Liu Jingdong

/s/ Changfu Wang	Director	July 27, 2010
Changfu Wang

/s/ Dr. Baoyun Qiao	Director	July 27, 2010
Dr. Baoyun Qiao