Form 10-Q
period 2010-06-30
China Tractor Holdings, Inc.
filed 2010-08-30
CIK 1352884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010 or

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
Yes ☐ No ☒

As of August 23, 2010, there were 18,340,539 shares of the Company’s common stock outstanding.

CHINA TRACTOR HOLDINGS, INC.

TABLE OF CONTENTS

FORM 10-Q

For the period ending June 30, 2010

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited)		1
Condensed Consolidated Statements of Operations and other Comprehensive Income (Loss)		2
Condensed Consolidated Statements of Cash Flows (unaudited)		3
Notes to the Condensed Consolidated Financial Statements (unaudited)		4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		18
Item 3. Quantitative and Qualitative Disclosure About Market Risks		24
Item 4. Controls and Procedures		24

PART II - OTHER INFORMATION

Exhibit 31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 & DECEMBER 31, 2009

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,758	$15,967
Other receivables, net of allowance for doubtful accounts	86,104	53,053
Taxes recoverable	58,931	57,952
Assets held for sale	-	4,729,298
Due from related parties	852,200	284,553
Total current assets	1,013,993	5,140,823

Property, plant and equipment, net	2,575	1,981
Intangible assets	4,373	484,610
Land use right	0	700,267
Long-term equity investments	0	392,189
Receivable from sale of discontinued operation	12,366,713	9,799,333

TOTAL ASSETS	$13,387,654	$16,519,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term loans	$734,365	$731,294
Accounts payable	460,954	459,026
Advance from customers	12,004	11,954
Salary payable	6,710	26,745
Accrued expenses and other payables	462,680	380,408
Borrowing from third parties	1,321,858	1,316,328
Due to related parties	1,307,170	573,255

Total current liabilities	4,305,741	3,499,010

STOCKHOLDERS’ EQUITY
Comon shares, authorized, issued and outstanding; 18,310,539 shares as of June 30, 2010 and December 31, 2009, par value $0.001 per share	1,834	1,831
Additional paid-in capital	15,183,273	15,183,276
Accumulated other comprehensive income	2,578,318	2,540,091
Accumulated deficit	(8,978,200)	(5,119,841)

TOTAL CHINA TRACTOR HOLDINGS, INC. SHAREHOLDERS' EQUITY	8,785,225	12,605,357
Noncontrolling Interest	296,688	414,836
TOTAL STOCKHOLDERS’ EQUITY	9,081,913	13,020,193

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,387,654	$16,519,203

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE
INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED AS OF JUNE 30, 2010 and 2009

	Six Months Ended June 30		Three Months Ended June 30
	2010	2009	2010	2009

Net revenue	$-	$18,984	$-	$18,984
Cost of sales	(1,590)	(16,933)	-	(16,933)

Gross profit (loss)	(1,590)	2,051	-	2,051
Operating expenses:
Selling, General and administrative expenses	(127,299)	(152,466)	(46,068)	(38,976)
Provision for impairment of assets	(440,611)	(43,158)	(440,199)	(22)

Profit/(Loss) from operations	(569,500)	(193,573)	(486,267)	(36,947)

Equity in earnings in investee	-	(32,938)	-	(5,678)
Interest expense	(40,821)	(1,930)	(20,415)	-
Other income (expenses)	(103)	(4,734)	(81)	67
			-	-
Loss before income taxes	(610,424)	(233,175)	(506,763)	(42,558)

Loss from continuing operations	(610,424)	(233,175)	(506,763)	(42,558)
Discontinued operations, net of income taxes (including loss on disposal of $3,264,057 in year 2009)	(3,367,266)	500,945	(697,382)	246,779

Net income/(loss)	(3,977,690)	267,770	(1,204,145)	204,221

Less: Net loss/(income) attributable to noncontrolling interest	119,331	(264,168)	36,125	(130,695)

Net Income/(loss) attributable to China Tractor Holdings, Inc.	(3,858,359)	3,602	(1,168,020)	73,525

Other comprehensive income/(loss)	39,409	42,717	37,289	3,575

Comprehensive income/(loss)	(3,818,950)	46,319	(1,130,731)	77,100

Comprehensive (income) attributable to noncontrolling interest	(1,182)	(78,690)	(1,119)	(111)

Comprehensive income/(loss) attributable to China Tractor Holdings, Inc.	$(3,820,132)	$(32,371)	$(1,131,850)	$76,989

Basic and diluted income/(loss) per commom share:
Basic	$(0.21)	$0.00	$(0.06)	$0.00
Diluted	(0.21)	0.00	(0.06)	0.00

Weighted average common shares outstanding:
Basic	18,310,539	18,310,539	18,310,539	18,310,539
Diluted	18,310,539	18,310,539	18,310,539	18,310,539

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net income/loss	$(3,977,690)	$267,770
Adjustments to reconcile net income/(loss) to cash provided (used) by operating activities:
Loss from discontinued operations	3,367,266	-
Depreciation and amortization	22,284	423,293
Reserve for inventory obsolesce	-	(21,770)
Provision for doubtful receivables	-	142,099
Impairment of long-term assets	440,611	-
Investment income	-	158,103
Deferred tax assets	-	438,554
Changes in operating assets and liabilities:
Accounts receivable	-	(3,295,269)
Inventories	-	(4,829,257)
Advances to suppliers	-	(2,171,770)
Other receivables	(32,702)	(26,039)
Receivable from sale of discontinued operation	1,861	-
Accounts payable	-	2,492,962
Advance from customers	-	102,834
Accrued expenses and other current liabilities	59,563	(728,979)
Net cash used for operating activities	(118,807)	(7,047,469)

Cash flows from investing activities:
Receipts from the sale of fixed assets,intangible assets and other longterm assets	-	32,214
Purchase of property and equipment and other long-term assets	(44,896)	(819,730)
Net cash used for investing activities	(44,896)	(787,516)

Cash flows from financing activities:
Proceeds from short-term loan	-	6,648,907
Proceeds from (payments to) related parties - net	164,424	(592,508)
Repayments of short-term loan	-	(73,065)
Net cash provided by financing activities	164,424	5,983,334

Effect of exchange rate changes on cash	70	3,141

Net increase (decrease) in cash and cash equivalents	791	(1,848,510)

Cash and cash equivalents, beginning balance	15,967	1,979,153

Cash and cash equivalents, ending balance	$16,758	$130,644

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION AND PROPOSED BUSINESS OPERATIONS

China Tractor Holdings, Inc. ("China Tractor") was incorporated in April 2005 in Hong Kong.  In June 2005, China Tractor signed an agreement with Densen Investment Limited (“Densen Investment”) to obtain assets from Densen Investment. China Tractor invested $15,180,000 to establish Changchun Densen Agriculture Machinery Manufacturing Co., Ltd. (“Changchun Densen”) on September 27, 2005.  Changchun Densen is engaged in the R&D and production of low-speed vehicles, tractors and construction machinery.  According to the revised articles of association dated January 9, 2007, Changchun Tractor (Group) Co., Ltd. (“Changchun Tractor”) invested a trademark of $471,445 to Changchun Densen.  After this investment, Changchun Tractor obtained 3% equity in Changchun Densen.  On April 23, 2007, the company name of Changchun Densen was changed to Changchun Densen Changtuo Agriculture Machinery Manufacturing Co., Ltd.  Based on an agreement signed on November 20, 2007, Changchun Densen and State-owned Assets Supervision and Administration Commission of Changchun (“SOASACC”) jointly invested to establish Chang Tuo Agricultural Machinery Equipment Group Co., Ltd. (“Chang Tuo”).  The total registered capital of Chang Tuo is RMB200,000,000 ($29.3 million) which includes RMB100,000,000 from SOASACC, RMB95,000,000 from Changchun Densen and RMB5,000,000 from the operator, Mr. Yu Han.  Chang Tuo is engaged in the R&D and production of low-speed vehicles, tractors and construction machineries, and sales of agricultural machinery and accessories.

Pursuant to the Share Exchange Agreement by and among Royaltech Corp. (“Royaltech”), a Delaware corporation, China Tractor, and the shareholders of Densen Machinery Investment Limited ("Densen Machinery"), the parent company of Changchun Densen, which was incorporated in April 2005 in Hong Kong. On September 9, 2008 (the “Closing Date”), Royaltech issued 16,720,354 shares of its common stock for all the issued and outstanding shares of China Tractor.  The former shareholders of China Tractor acquired 91.3% of the issued and outstanding shares of Royaltech.  This transaction resulted in a change in control of Royaltech to the former shareholders of China Tractor.  Immediately after the closing of the Share Exchange and the Stock Purchase Agreements, Royaltech had 18,310,539 shares of Common Stock issued and outstanding.  In connection with the change in control, Mr. Lau San became Chairman of the Board of Directors and Chief Executive Officer, Mr. Lau Jingdong became President, and Mr. Chen Guocheng became Chief Financial Officer of Royaltech.  This transaction was accounted for as a recapitalization of China Tractor and not as a business combination. Accordingly, no pro forma information is presented.  The historical financial statements are those of China Tractor.

The share exchange agreement also states Royaltech’s existing shareholders assumed all the liabilities of Royaltech at the date of merger.

On September 19, 2008, Royaltech amended Article I of its Certificate of Incorporation to change its corporate name from “Royaltech Corp.) to “China Tractor Holdings, Inc.” (“China Tractor”, or “the Company”, or “We”, or “us”)

On December 1, 2009, We entered into a stock transfer agreement to transfer all shares owned in Chang Tuo to SOASACC.  On March 15, 2010, we signed stock transfer agreement with SOASACC, for consideration of $12,366,713 (RMB84,200,000), including $8,157,330 (RMB55,540,000) for the transfer of all shares owned in Chang Tuo, $3,275,270 (RMB22,300,000) for the transfer of the phase II plant and $934,113 (RMB6,360,000) for the transfer of the trademark of “CT”.  The agreement was approved by Changchun government on April 19, 2010 with a government document numbered Changfupifu [2010] No.1.  We will dispose all shares owned in Chang Tuo accordingly.  Therefore, we report the results of operations of Chang Tuo as discontinued operations in accordance with ASC 205-20.

NOTE 2- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Tractor, its 100%-owned subsidiary, Densen machinery, its 97%-owned subsidiary Changchun Densen and its 47.5%-owned subsidiary Chang Tuo for the six months ended June 30, 2010 and 2009.  All significant inter-company accounts and transactions were eliminated in consolidation.

Basis of Presentation

The consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), assuming the Company will continue as a going concern. Under that assumption, it is expected assets will be realized and liabilities will be satisfied in the normal course of business.  On March 15, 2010, the Company signed a stock transfer agreement to transfer all shares owned by the Company in Chang Tuo to SOASACC, and the agreement was approved by Changchun government on April 19, 2010.  As discussed in Note 16 to the financial statements, Chang Tuo was reported as discontinued operation as the Company lost its control before the end of 2009.  After the completion of the transaction, the Company will have no substantial business operations until it enters a new industry through merger or acquires other operational entities.  As a result of the incident, the Company has experienced significant operating losses for the six months ended June 30, 2010.  The discontinued operation and the ensuing operating losses raise substantial doubt as to the Company's ability to continue as a going concern.  Management is attempting to evaluate other potential industries to enter.

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

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, limited operating history, foreign currency exchange rates and the volatility of public markets.

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

Foreign Currency Transactions

The reporting currency of the Company is the US $.  The functional currency of PRC subsidiaries is RMB.  The financial statements of PRC subsidiaries are translated into US dollars using quarter-end exchange rates as to assets and liabilities and average exchange rates as to revenues, expenses and cash flows.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts with the exception of equity at June 30, 2010 were translated 6.8086 RMB to $1.00 compared to 6.8372 RMB at December 31, 2009.  The equity accounts were stated at their historical exchange rate.  The average translation rates applied to the income and cash flow statement amounts for the six months ended June 30, 2010 and 2009 were 6.83476 RMB and 6.84323 RMB to $1.00 respectively.  The average translation rates applied to the income and cash flow statement amounts for the three months ended June 30, 2010 and 2009 were 6.83350 RMB and 6.83998 RMB to $1.00 respectively.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statement of stockholders’ equity and were $2,578,318 and $2,540,091 as of June 30, 2010 and December 31, 2009, respectively.

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2010 are as follows:

The Company's financial instruments include cash and cash equivalents, other receivables, and accounts payable.  Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less.  Management estimates that the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature.

Fair Value Measurements at Reporting Date Using Quoted Prices in

	Carrying value As of June 30	Active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$16,758	$16,758	-	-

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents.  As of June 30, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of accounts receivables.

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

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company did not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3   INVENTORIES

Inventories, by major categories, as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)

Raw materials	$141,591	$140,998
Low value consumables	463	461
Materials on consignment for further processing	740	737

	142,794	142,196
Less: Allowance for obsolete inventories	(142,794)	(142,196)

Inventories, net	$-	$-

NOTE 4    TAXES RECOVERABLE

As of June 30, 2010 and December 31, 2009, tax recoverable comprised the following:

	June 30, 2010	December 31, 2009
	(Unaudited)

Input VAT	$1,857,929	$1,788,216
Output VAT	(1,814,004)	(1,806,416)
VAT Paid	14,874	14,811
Offset input VAT of FA	-	61,067
Other	132	274

Total	$58,931	$57,952

Changchun Densen is subject to value-added tax at 13% and 17% for its tractor sales and raw materials sales respectively.

NOTE 5    OTHER RECEIVABLES

As of June 30, 2010 and December 31, 2009, other receivables comprised the following:

	June 30, 2010	December 31, 2009
	(Unaudited)

Advance to employees for business purposes	$13,577	$3,372
Prepayment	17,596	5,803
Payment on behalf of third party	10,869	-
Others	44,062	43,878

Total other receivables	$86,104	$53,053

NOTE 6    PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2010 and December 31, 2009, property, plant and equipment consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Cost:
Office Furniture and Equipment	$5,164	$4,141
Accumulated depreciation	(2,589)	(2,160)

Total property, plant and equipment, net	$2,575	$1,981

Depreciation expense for the six months ended June 30, 2010 and 2009 was $418 and $354,726 respectively.

Depreciation expense for the three months ended June 30, 2010 and 2009 was $232 and $177,166 respectively.

NOTE 7    RECEIVABLE FROM SALE OF DISCONTINUED OPERATION

The Company signed an agreement with SOASACC to transfer all shares owned by the Company in Chang Tuo and construction of phase II plant of the Company.  For details refer to Note 1.

NOTE 8    LAND USE RIGHTS

As of  June 30, 2010 and December 31, 2009, land use rights were as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)

Cost of land use right	$-	$712,382
Accumulated amortization	-	(12,115)

Land use rights, net	$-	$700,267

The Company obtained the right from the relevant PRC land authority for forty nine years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

Land use right was transferred to SOASACC according to the stock transfer agreement signed on March 15, 2010, please refer to Note 1 for detail.

NOTE 9    OTHER INTANGIBLE ASSETS

As of June 30, 2010 and December 31, 2009, the Company’s intangible assets were summarized as follows:

	Useful Life	June 30, 2010	December 31, 2009
		(Unaudited)
Cost:
Trademark	10 years	$-	$539,695
Capitalized accounting software	10 years	6,904	6,875
Non-patent techniques	10 years	88,124	87,755

Total at cost:		95,028	634,325
Accumulated amortization		(42,187)	(149,715)

Total after amortization		52,841	484,610
Impairment loss for non-patent techniques		(48,468)	-

Other intangible assets, net		$4,373	$484,610

Trademark was transferred to SOASACC according to the stock transfer agreement signed on March 15, 2010, please refer to Note 1 for detail.

As of June 30, 2010, the Company recorded impairment loss of $48,468 for non-patent techniques, which were technical drawings, due to the discontinued operations.

Other intangible assets are stated at cost less accumulated amortization.  The amortization of other intangible assets for the six months ended June 30, 2010 and 2009 was $18,230 and $32,280 respectively.  The amortization of other intangible assets for the three months ended June 30, 2010 and 2009 was $2,369 and $16,260 respectively.

The estimated amortization expense for the next five years as of June 30, 2010 and thereafter is expected to be as follows by years:

2011	$688
2012	688
2013	688
2014	688
2015	688
Thereafter	933

Total	$4,373

NOTE 10   LONG-TERM EQUITY INVESTMENTS

As of June 30, 2010 and December 31, 2009, the Company’s investment consisted of:

		June 30, 2010	December 31, 2009
		(Unaudited)

Zhongji North Machinery Co., Ltd.	5%	$393,836	$392,189
Less: Provision for long-term investment impairment		(393,836)	-

Long-term investment, net		$-	$392,189

Zhongji North was established on November 22, 2007 and the total registered capital is RMB50,000,000.

Zhongji North’s principal activities are development, manufacturing, sale and foreign trading of agricultural machineries and other machineries, manufacturing and sale of parts and accessories of agricultural machineries and other machineries.

As of June 30, 2010, the Company wrote off its investment in Zhongji North Machinery Co., Ltd. due to impairment.

NOTE 11   SHORT-TERM LOANS

Short-term loans are due to various financial institutions which are normally due within one year.  As of June 30, 2010 and December 31, 2009, the Company’s short term loans consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)

From Jilin Jiutai Rural Commercial Bank Chengqu-Branch, due from March 27, 2009 to March 24, 2010, with interest at 11.16%, secured by the Company’s land use right.	$734,365	$731,294

Short-term loan is overdue since March 24, 2010.  The Company will repay it when the stock transfer transaction with SOASACC is completed.

NOTE 12   ACCRUED EXPENSES AND OTHER PAYABLES

As of June 30, 2010 and December 31, 2009, the accrued expenses and other liabilities of the Company were as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)

Accrued expenses	$328,159	$195,756
Acquisition of assets	94,528	94,133
Warrant deposit	21,378	21,289
Other	18,615	69,230

Total accrued expenses and other payables	$462,680	$380,408

The security deposit is from clients for the maintenance of tractors.

NOTE 13   BORROWINGS FROM THIRD PARTIES

As of June 30, 2010 and December 31, 2009, the borrowings from third parties was as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)

Zheng Yin	$146,873	$146,258
Shanghai Sibo Education Co., Ltd.	1,174,985	1,170,070

Total borrowing from third parties	$1,321,858	$1,316,328

The borrowing from third parties has no repayment term and bore no interest.  Borrowed for operational use, they will be repaid in the near future.

NOTE 14   RELATED PARTY BALANCE AND TRANSCATIONS

Due from related parties

As of  June 30, 2010 and December 31, 2009, due from related parties was summarized as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)

Lau San	-	$284,553
Mudanjiang Binjiang Garden City (MBGC)	852,200	-

Total due from related parties	$852,200	$284,553

A director of the Company, Mr. Lau San, borrowed money from the Company.  These amounts are interest-free, unsecured and repayable on demand.

The amount due from MBGC was a short term loan.  Mudanjiang Binjiang Garden City was controlled by Mr.Lau San, the director of the Company.  The borrowing bore no interest, and had no formal repayment terms.

Due to related parties

As of  June 30, 2010 and December 31, 2009, due to related parties was summarized as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)

Changchun Junming Machinery Co., Ltd. (“CJMCL”)	$-	$149,105
Shenzhen Junsheng Property Management Co., Ltd. (“SJPMCL”)	14,687	14,626
Chang Tuo	881,238	-
Zhongji North Machinery Co., Ltd. (“Zhongji North”)	411,245	409,524

Total due to related parties	$1,307,170	$573,255

The Company borrowed from CJMCL, which is controlled by Mr. Lau San, a director of the Company for use in operations.  The loan bore no interest and the principal is due upon demand.

The Company borrowed from SJPMCL, which is controlled by Ms. Yang, Fengyan, Mr. Lau San’s wife, for use in operations.  The loan bore no interest and the principal is due upon demand.

The Company borrowed money from Chang Tou.  The borrowings bear no interest is due upon demand.

The Company, as noncontrolling shareholder of Zhongji North, borrowed from Zhongji North, to fund the Company’s operations.  These amounts are interest-free, unsecured and the principal is due upon demand.

NOTE 15   DISCONTINUED OPERATION

On December 1, 2009, we entered into a stock transfer agreement to transfer all shares owned in Chang Tuo to SOASACC.  On March 15, 2010, we signed stock transfer agreement with SOASACC, the total consideration of this transfer is $12,366,713 (RMB84,200,000), including $8,157,330 (RMB55,540,000) for the transfer of all shares owned in Chang Tuo, $3,275,270 (RMB22,300,000) for the transfer of the phase II plant and $934,113 (RMB6,360,000) for the transfer of the trademark of “CT”.  The agreement was approved by Changchun government on April 19, 2010 with a government document numbered Changfupifu [2010] No.1.  We will dispose all shares owned in Chang Tuo accordingly.  Therefore, we report the results of operations of Chang Tuo as discontinued operations in accordance with ASC 205-20.

NOTE 16   INCOME TAX

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate (unaudited) for the six months ended June 30, 2010 and 2009:

	2010	2009

US statutory rates	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Valuation allowance	(25.0)%	(25.0)%

Tax per financial statements	0.0%	0.0%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate (unaudited) for the three months ended June 30, 2010 and 2009:

	2010	2009

US statutory rates	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Valuation allowance	(25.0)	(25.0)%

Tax per financial statements	0.0%	0.0%

NOTE 17   OPERATING RISK

(a)	Exchange risk

The Company can not guarantee the Renminbi, US dollar exchange rate will remain steady, therefore the Company could post the same profit for two comparable periods and post higher or lower profit depending on exchange rate of Renminbi and US dollars.  The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(b)	Political risk

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

(c)	Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time.  The Company’s future interest expense will fluctuate in line with any change in borrowing rates.  The Company does not have any derivative financial instruments as of June 30, 2010 and 2009 and believes its exposure to interest rate risk is not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this report.

Note on Forward Looking Statements

This quarterly report on Form 10-Q includes and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 with respect to our financial condition, results of operations, plans, objectives, future performance and business, which are usually identified by the use of words such as “will,” “may,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “plans,” “predicts,” “continues,” “intends,” “should,” “would,” or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement to comply with these safe harbor provisions.

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

For acquiring all the assets of DEL, the former shareholders of DEL acquired over 90% of the issued and outstanding shares of our common stock. The former officers and directors of DEL were also appointed to serve as our officers and directors. Following the acquisition of these assets, we changed our corporate name to China Tractor Holdings Inc. and our business is focused on the research, production, and sales of low-speed vehicles, tractors and construction machinery in the PRC, through our wholly owned subsidiary, Densen Machinery Investment Limited, incorporated in Hong Kong in April 2005 ("Densen Machinery"). For further details regarding the share exchange transaction with DEL, please see our Current Report on Form 8-K, filed with the SEC on September 15, 2008.

Our corporate structure is summarized in the chart below and the accompanying summary:

On December 1, 2009, we entered into a stock transfer agreement to transfer all shares owned in Chang Tuo to State-owned Assets Supervision and Administration Commission of Changchun  (SOASACC).  On March 15, 2010, we signed stock transfer agreement with SOASACC for $12,366,713 (RMB84,200,000), including $8,157,330 (RMB55,540,000) for the transfer of all shares owned in Chang Tuo, $3,275,270 (RMB22,300,000) for the transfer of the phase II plant and $934,113 (RMB6,360,000) for the transfer of the trademark of “CT”.  The agreement was approved by Changchun government on April 19, 2010 with a government document numbered Changfupifu [2010] No.1.  We will dispose all shares owned in Chang Tuo accordingly.  Therefore, we report the results of operations of Chang Tuo as discontinued operations in accordance with ASC 205-20.

After the completion of the transaction, the Company will have no substantial business operations until it enters a new industry through merger or acquires other operational entities.   As a result of the incident, the Company has experienced significant operating losses for the six months ended June 30, 2010.  The discontinued operation and ensuing operating losses raise substantial doubt as to the Company's ability to continue as a going concern.  Management is evaluating other potential industries to enter.

Overview

Changchun Densen Agricultural Machinery Equipment Co., Ltd. (“Changchun Densen”) was established by Densen Machinery on September 2005. Changchun Densen is licensed to engage in the research, development and production of low-speed vehicles, tractors and construction machinery.

Chang Tuo is a joint venture of Changchun Densen and SOASACC established in November 2007. As of September 30, 2008, the total registered capital of Chang Tuo was RMB200,000,000 ($29.3 million) and was engaged in the research, development, production, and sale of low-speed vehicles, tractors and construction machineries, and sales of agricultural machineries and accessories.

Densen Machinery was a recipient of subsidies and tax incentives from the Chinese government as part of its plan to promote the development of agriculture in the northeast regions of China. The major markets for our products were located mainly in the provinces of Jilin, Liaoning, Heilongjiang and Shandong. Ownership in Chang Tuo will be transferred soon; we’ve reported Chang Tuo as discontinued operation in our financial statement for the period ended June 30, 2010.

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

Results of Operations for the six months ended June 30, 2010 and 2009

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE GAINS/LOSS

	2010		2009	Change
				Amount	%

Net revenue	$		$18,984	$(18,984)	(100)%
Cost of sales		(1,590)	(16,933)	15,343	(91)%

Gross profit/(loss)		(1,590)	2,051	(3,641)	(178)%
Operating expenses:
Selling and general and administrative expenses		(127,299)	(152，466)	25,167	(17)%
Provision for impairment of assets		(440,611)	(43,158)	(397,453)	921%

Profit / (Loss) from operations		(569,500)	(193,573)	(375,927)	194%
Equity in earnings in investee			(32,938)	32,938	(100)%

Interest expense		(40,821)	(1,930)	(38,891)	NM
Other income (expense)		(103)	(4,734)	4,631	(98)%

Income/(loss) before income taxes		(610,424)	(233,175)	(377,249)	162%
Discontinued operations, net of tax		(3,367,266)	500,945	(3,868,211)	NM

Net income/(loss)		(3,977,690)	267,770	(4,245,460)	NM
Net (income)/loss attributable to noncontrolling interest		119,331	(264,168)	383,449	(145)%

Net Income/(loss) attributable to China Tractor Holdings, Inc.		(3,858,359)	3,602	(3,861,961)	NM

Other comprehensive income/(loss)		39,409	42,717	3,307	(8)%

Comprehensive income/(loss)		(3,818,949)	(46,319)	(3,865,268)	NM

Comprehensive (income) attributable to noncontrolling interest		(1,182)	(78,690)	77,507	(98)%

Net profit/(loss) attributable to stockholders		$(3,820,132)	$(32,371)	(3,787,761)	NM

NM: Not meaningful.
Revenue

There was no revenue for the six months ended June 30, 2010 compared to $18,984 for the comparable period of 2009 due to there being no operating activities in first six months of 2010.

Cost of sales

Cost of sales for the six months ended June 30, 2010 decreased to $1,590 from $16,933 for the same period of 2009, a decrease of $15,343.  The decrease of cost of sales was caused by no revenue for the period and cost of sales for the six months ended June 30, 2010 resulted from the impairment loss of raw materials.

Gross profit (loss)

The gross loss for the six months ended June 30, 2010 was $1,590, a decrease of $3,641 compared to gross profit of $2,051 for the six months ended June 30, 2009.  The loss is due to no operating activities in 2010.  The cost of sales for the six months ended June 30, 2010 is from impairment loss of inventory.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $127,299 in the six months ended June 30, 2010 from $152,466 in the six months ended June 30, 2009, a decrease of $25,167or 17%.

Provision for impairment of assets

The provision for impairment of assets in the six months ended June 30, 2010 was $440,611, an increase of $397,453 compared to $43,158 in the comparable period of 2009. The increase resulted from the provision for impairment of assets which includes intangible asset of $ 48,283 and long term investment of $392,328 in a company which seized operations, for six months ended June 30, 2010.

Interest expenses

The interest expense in the six months ended June 30, 2010 was $40,821, an increase of $38,891 compared to $1,930 in the comparable period of 2009. The increase in interest expenses is due to the interest on short-term loan of $730,480, capitalized in the six months ended June 30, 2009 and included in the interest expense in the six months ended June 30,2010.

Other income/ (expenses)

Other expenses has decreased to $103 for the six months ended June 30, 2010 compared to $4,734 to the six months ended June 30, 2009, a decrease of $4,631.

Other comprehensive income

Other comprehensive income in the six months ended June 30, 2010 was $39,409 compared to $42,717 in the comparable period of 2009. It represents foreign currency translation income resulted from appreciation of RMB against the US dollar.

Net income/(loss)

Net loss in the six months ended June 30, 2010 was $3,977,690; compared to net gain of $267,770 in the six months ended June 30, 2009, a decrease $4,245,460, which resulting from discontinued operations of Chang Tuo.

Liquidity and Capital Resources

China Tractor generally finances its operations from short-term loans from domestic banks. As of June 30, 2010 we had cash and cash equivalents of $16,758 which represented an increase of $791 from $15,967 as December 31, 2009.

Operating Activities

The net cash used in operating activities in the six months ended June 30, 2010 was $118,807 compared to $7,047,469 in the six months ended June 30, 2009. The decline of $6,928,662 mainly resulted from the lack of operating activities during January to June 2010.

Investing Activities

Net cash used for investing activities was $44,896 in the six months ended June 30, 2010.  Net cash used for investing activities was $787,516 in the six months ended June 30, 2009.  The decrease of $742,620 mainly resulted from less purchase of property and equipment and other long term assets during 2010.

Financing Activities

Net cash provided by financing activities was $164,424 in the six months ended June 30, 2010 which was due to a net inflow from related party borrowings of $164,424. Net cash provided by financing activities was $5,983,334 in the six months ended June, 2009, due to a net inflow from short-term loans of $6,648,907.

Going forward, over the next 12 months, China Tractor intends to continue to rely on short-term loans to fund its operational cash needs.

Inflation

In the opinion of management, inflation has not had a material effect on the Company's financial condition or results of its operations.

Trends and uncertainties

The consolidated financial statements of the Company were prepared in accordance with US GAAP assuming the Company will continue as a going concern. Under that assumption, it is expected that assets will be realized and liabilities will be satisfied in the normal course of business. On December 1, 2009, the Company entered into a stock transfer agreement to transfer all shares owned in Chang Tuo to SOASACC. On March 15, 2010, we signed stock transfer agreement with SOASACC, for $12,366,713 (RMB84,200,000), including $8,157,330 (RMB55,540,000) for the transfer of all shares owned in Chang Tuo, $3,275,270 (RMB22,300,000) for the transfer of the phase II plant and $934,113 (RMB6,360,000) for the transfer of the trademark of “CT”.  The agreement was approved by Changchun government on April 19, 2010 with a government document numbered Changfupifu [2010] No.1.

After the completion of the transaction, the Company will have no substantial business operations until it enters a new industry through merger or acquisition of other operating entities.  As a result of this transfer of ownership, the Company has experienced significant operating losses for the six months ended June 30, 2010.  The discontinued operation and the ensuing operating losses raise substantial doubt as to the Company's ability to continue as a going concern.  Management is attempting to evaluate other potential industries to enter.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to investors during the six months and three months ended June 30,2010 and 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s second fiscal quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

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

CHINA TRACTOR HOLDINGS, INC.

Dated: August 26, 2010	By:	/s/ Lau San
Lau San
Chief Executive Officer and Chairman

	By:	/s/ Chen Guochen
Chen Guochen
Chief Financial Officer and Director