Form 10-Q
period 2010-09-30
China Tractor Holdings, Inc.
filed 2010-11-22
CIK 1352884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                            to

Commission File Number:  000-52716

China Tractor Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0445019 (I.R.S. Employer Identification No.)

Kalun Industrial Park JiuTai Economic Development Zone ChangChun City, P.R.China	130507
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code):  +86-431-82561001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐

As of November 22, 2010, there were 18,340,539 shares of company common stock issued and outstanding.

China Tractor Holdings, Inc.

Quarterly Report on Form 10-Q

CHINA TRACTOR HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,565	$15,967
Other receivables, net of allowance for doubtful accounts	105,884	53,053
Taxes recoverable	59,624	57,952
Assets held for sale	-	4,729,298
Due from related parties	866,259	284,553
Total current assets	1,048,332	5,140,823

Property, plant and equipment, net	2,382	1,981
Intangible assets	4,269	484,610
Land use right	-	700,267
Long-term equity investments	-	392,189
Receivable from sale of discontinued operation	12,570,729	9,799,333

TOTAL ASSETS	$13,625,712	$16,519,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term loans	$-	$731,294
Accounts payable	468,559	459,026
Advance from customers	12,202	11,954
Salary payable	13,663	26,745
Accrued expenses and other payables	455,136	380,408
Borrowing from third parties	2,192,680	1,316,328
Due to related parties	1,328,735	573,255

Total current liabilities	4,470,975	3,499,010

STOCKHOLDERS’ EQUITY
Comon shares, authorized, issued and outstanding; 18,340,539 shares as of September 30, 2010 and December 31, 2009, par value $0.001 per share	1,834	1,831
Additional paid-in capital	15,183,273	15,183,276
Accumulated other comprehensive income	2,732,696	2,540,091
Accumulated deficit	(9,061,938)	(5,119,841)

TOTAL CHINA TRACTOR HOLDINGS, INC. SHAREHOLDERS' EQUITY	8,855,865	12,605,357
Noncontrolling Interest	298,872	414,836
TOTAL STOCKHOLDERS’ EQUITY	9,154,737	13,020,193

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,625,712	$16,519,203

See accompanying notes to the condensed consolidated financial statements.

CHINA TRACTOR HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Nine Months Ended September 30		Three Months Ended September 30
	2010	2009	2010	2009

Net revenue	$-	$18,984	$-	$-
Cost of sales	(1,595)	(16,933)	(5)	-

Gross profit (loss)	(1,595)	2,051	(5)	-
Operating expenses:
Selling, General and administrative expenses	(172,225)	(232,621)	(44,926)	(80,155)
Provision for impairment of assets	(441,793)	(142,086)	(1,182)	(98,928)

Loss from operations	(615,613)	(372,656)	(46,113)	(179,083)

Equity in earnings in investee	-	(32,938)	-	-
Government grant income	-	2,923	-	2,923
Interest expense	(64,300)	(1,930)	(23,479)	-
Other expenses	(7,809)	(4,734)	(7,706)	-

Loss before income taxes	(687,722)	(409,335)	(77,298)	(176,160)

Loss from continuing operations	(687,722)	(409,335)	(77,298)	(176,160)
Discontinued operations, net of income taxes (including loss on disposal of $3,264,057 in year 2009)	(3,376,296)	(933,349)	(9,030)	(1,434,294)

Net loss	(4,064,018)	(1,342,684)	(86,328)	(1,610,454)

Less: Net loss attributable to noncontrolling interest	121,921	514,559	2,590	778,727

Net loss attributable to China Tractor Holdings, Inc.	(3,942,097)	(828,125)	(83,738)	(831,727)

Other comprehensive income	198,562	74,686	159,153	31,969

Comprehensive income/(loss)	(3,743,535)	(753,439)	75,415	(799,758)

Comprehensive (loss) attributable to noncontrolling interest	(5,957)	(79,679)	(4,775)	(989)

Comprehensive income/(loss) attributable to China Tractor Holdings, Inc.	$(3,749,492)	$(833,118)	$70,640	$(800,747)

Basic and diluted income/(loss) per commom share:
Basic	$(0.22)	$(0.05)	$(0.01)	$(0.05)
Diluted	(0.22)	(0.05)	(0.01)	(0.05)

Weighted average common shares outstanding:
Basic	18,340,539	18,340,539	18,340,539	18,340,539
Diluted	18,340,539	18,340,539	18,340,539	18,340,539

See accompanying notes to the condensed consolidated financial statements.

CHINA TRACTOR HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(4,064,018)	$(1,342,684)
Adjustments to reconcile net loss to cash used for operating activities:
Loss from discontinued operations	3,376,296	-
Depreciation and amortization	22,749	629,599
Reserve for inventory obsolesce	-	819,837
Provision for doubtful receivables	-	47,274
Impairment of long-term assets	441,793	-
Investment income	-	158,119
Deferred tax assets	-	396,954
Changes in operating assets and liabilities:
Accounts receivable	-	(899,591)
Inventories	-	(5,264,866)
Advances to suppliers	-	(634,582)
Other receivables	(50,831)	30,306
Receivable from sale of discontinued operation	1,866	-
Accounts payable	-	1,101,346
Advance from customers	-	(129,703)
Accrued expenses and other current liabilities	51,807	(9,345)
Net cash used for operating activities	(220,338)	(5,097,336)

Cash flows from investing activities:
Receipts from the sale of fixed assets,intangible assets and other longterm assets	-	32,217
Purchase of property and equipment and other long-term assets	(45,016)	(2,286,035)
Net cash used for investing activities	(45,016)	(2,253,818)

Cash flows from financing activities:
Proceeds from short-term loan	-	6,649,607
Repayment on borrowing from related parties		10,133
Advance to related parties		(433,019)
Collection on advance to related parties		16,076
Receipt from related parties	164,865
Proceeds from third party borrowings	834,271	(689,294)
Repayments of short-term loan	(733,516)	(73,073)
Net cash provided by financing activities	265,620	5,480,430

Effect of exchange rate changes on cash	332	3,460

Net increase (decrease) in cash and cash equivalents	598	(1,867,264)

Cash and cash equivalents, beginning balance	15,967	1,979,153

Cash and cash equivalents, ending balance	$16,565	$111,889

See accompanying notes to the condensed consolidated financial statements.

CHINA TRACTOR HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 1 - ORGANIZATION AND PROPOSED BUSINESS OPERATIONS

China Tractor Holdings, Inc. (“China Tractor”) was incorporated in April 2005 in Hong Kong.  In June 2005, China Tractor signed an agreement with Densen Investment Limited (“Densen Investment”) to obtain assets from Densen Investment. China Tractor invested $15,180,000 to establish Changchun Densen Agriculture Machinery Manufacturing Co., Ltd. (“Changchun Densen”) on September 27, 2005.  Changchun Densen is engaged in the R&D and production of low-speed vehicles, tractors and construction machinery.  According to the revised articles of association dated January 9, 2007, Changchun Tractor (Group) Co., Ltd. (“Changchun Tractor”) invested a trademark of $471,445 to Changchun Densen.  After this investment, Changchun Tractor obtained 3% equity in Changchun Densen.  On April 23, 2007, the company name of Changchun Densen was changed to Changchun Densen Changtuo Agriculture Machinery Manufacturing Co., Ltd.  Based on an agreement signed on November 20, 2007, Changchun Densen and State-owned Assets Supervision and Administration Commission of Changchun (“SOASACC”) jointly invested to establish Chang Tuo Agricultural Machinery Equipment Group Co., Ltd. (“Chang Tuo”).  The total registered capital of Chang Tuo is RMB200,000,000 ($29.3 million) which includes RMB100,000,000 from SOASACC, RMB95,000,000 from Changchun Densen and RMB5,000,000 from the operator, Mr. Yu Han.  Chang Tuo is engaged in the R&D and production of low-speed vehicles, tractors and construction machineries, and sales of agricultural machinery and accessories.

Pursuant to the Share Exchange Agreement by and among Royaltech Corp. (“Royaltech”), a Delaware corporation, China Tractor, and the shareholders of Densen Machinery Investment Limited (“Densen Machinery”), the parent company of Changchun Densen, which was incorporated in April 2005 in Hong Kong,  on September 9, 2008 (the “Closing Date”), Royaltech issued 16,720,354 shares of its common stock for all the issued and outstanding shares of China Tractor.  The former shareholders of China Tractor acquired 91.3% of the issued and outstanding shares of Royaltech as of the Closing Date.  This transaction resulted in a change in control of Royaltech to the former shareholders of China Tractor.  Immediately after the closing of the Share Exchange and the Stock Purchase Agreements, Royaltech had 18,310,539 shares of Common Stock issued and outstanding.  In connection with the change in control, Mr. Lau San became Chairman of the Board of Directors and Chief Executive Officer, Mr. Lau Jingdong became President, and Mr. Chen Guocheng became Chief Financial Officer of Royaltech.  This transaction was accounted for as a recapitalization of China Tractor and not as a business combination. Accordingly, no pro forma information is presented.  The historical financial statements are those of China Tractor.

The Share Exchange Agreement also states Royaltech’s existing shareholders assumed all the liabilities of Royaltech at the date of merger.

On September 19, 2008, Royaltech amended Article I of its Certificate of Incorporation to change its corporate name from “Royaltech Corp”. to “China Tractor Holdings, Inc.” (“China Tractor”, or the “Company”, or “We”, or “us”)

On December 1, 2009, we entered into a stock transfer agreement to transfer all shares owned in Chang Tuo to SOASACC. On March 15, 2010, we signed an stock transfer agreement with SOASACC, for approximately $12,570,729 (RMB84,200,000), including approximately $8,291,904 (RMB55,540,000) for the transfer of all shares we owned in Chang Tuo, approximately $3,329,302 (RMB22,300,000) for the transfer of the phase II plant and approximately $949,523 (RMB6,360,000) for the transfer of the trademark of “CT”.  The agreement was approved by Changchun government on April 19, 2010 with a government document numbered Changfupifu [2010] No.1.  We will dispose all shares we owned in Chang Tuo accordingly.  Therefore, we report the results of operations of Chang Tuo as discontinued operations in accordance with ASC 205-20.

NOTE 2- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Tractor, its 100%-owned subsidiary, Densen machinery, its 97%-owned subsidiary Changchun Densen and its 47.5%-owned subsidiary Chang Tuo for the nine months ended September 30, 2010 and 2009.  All significant inter-company accounts and transactions were eliminated in consolidation.

Basis of Presentation

The consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), assuming the Company will continue as a going concern. Under that assumption, it is expected assets will be realized and liabilities will be satisfied in the normal course of business.  On March 15, 2010, the Company signed a stock transfer agreement to transfer all shares owned by the Company in Chang Tuo to SOASACC, and the agreement was approved by Changchun government on April 19, 2010.  As discussed in Note 15 to the financial statements, Chang Tuo was reported as discontinued operation as the Company lost its control over Chang Tuo during 2009.  After the completion of the share transfer, the Company has no substantial business operations until it enters a new industry through merger or acquires other operational entities.  As a result of the incident, the Company has experienced significant operating losses for the nine months ended September 30, 2010.  The discontinued operation and the ensuing operating losses raise substantial doubt as to the Company’s ability to continue as a going concern.  Management is attempting to evaluate other potential industries to enter.

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

ASC 220 defines comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

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

The balance sheet amounts with the exception of equity at September 30, 2010 were translated 6.6981 RMB to $1.00 compared to 6.8372 RMB to $1.00 at December 31, 2009 (audited).  The equity accounts were stated at their historical exchange rate.  The average translation rates applied to the income and cash flow statement amounts for the nine months ended September 30, 2010 and 2009 were 6.8164 RMB and 6.84251 RMB to $1.00 respectively.  The average translation rates applied to the income and cash flow statement amounts for the three months ended September 30, 2010 and 2009 were 6.78032 RMB and 6.84110 RMB to $1.00, respectively.

Translations adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders’ equity and were $2,732,696 and $2,540,091 as of September 30, 2010 and December 31, 2009 (audited), respectively.

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2010 are as follows:

The Company’s financial instruments include cash and cash equivalents, other receivables, and accounts payable.  Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less.  Management estimates that the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature.

Fair Value Measurements at Reporting Date Using Quoted Prices in

	Carrying value As of September 30	Active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$16,565	$16,565	-	-

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents.  As of September 30, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of accounts receivables.

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

Statement of Cash Flows

In accordance with ASC 230, “Statement of Cash Flows”, previously SFAS No. 95, cash flows from the Company’s operations are calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

NOTE 3   INVENTORIES

Inventories, by major categories, as of September 30, 2010 and December 31, 2009, were as follows:

	September 30, 2010	December 31, 2009
		(Audited)

Raw materials	$145,550	$140,998
Low value consumables	470	461
Materials on consignment for further processing	752	737

	146,772	142,196
Less: Allowance for obsolete inventories	(146,772)	(142,196)

Inventories, net	$-	$-

NOTE 4    TAXES RECOVERABLE

As of September 30, 2010 and December 31, 2009, taxes recoverable comprised the following:

	September 30, 2010	December 31, 2009
		(Audited)

Input VAT	$1,888,580	$1,788,216
Output VAT	(1,843,930)	(1,806,416)
VAT Paid	15,399	14,811
Offset input VAT of FA	-	61,067
Other	(425)	274

Total	$59,624	$57,952

Changchun Densen is subject to value-added tax at 13% and 17% for its tractor sales and raw materials sales, respectively.

NOTE 5    OTHER RECEIVABLES

As of September 30, 2010 and December 31, 2009, other receivables comprised the following:

	September 30, 2010	December 31, 2009
		(Audited)

Advance to employees for business purposes	$11,279	$3,372
Prepayment	49,816	5,803
Other	44,789	43,878

Total other receivables	$105,884	$53,053

NOTE 6    PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2010 and December 31, 2009, property, plant and equipment consisted of the following:

	September 30, 2010	December 31, 2009
		(Audited)
Cost:
Office Furniture and Equipment	$5,250	$4,141
Accumulated depreciation	(2,868)	(2,160)

Total property, plant and equipment, net	$2,382	$1,981

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $651 and $523,729, respectively.

Depreciation expense for the three months ended September 30, 2010 and 2009 was $233 and $169,003, respectively.

NOTE 7    RECEIVABLE FROM SALE OF DISCONTINUED OPERATIONS

The Company signed an agreement with SOASACC to transfer all shares owned by the Company in Chang Tuo and construction of phase II plant of the Company.  For details refer to Note 1.

NOTE 8    LAND USE RIGHTS

As of December 31, 2009, land use rights were as follows:

December 31, 2009
(Audited)

Cost of land use right	$712,382
Accumulated amortization	(12,115)

Land use rights, net	$700,267

The Company obtained the land use right from the relevant PRC land authority for forty nine years to use the land on which the office premises, production facilities and warehouse of the Company were situated.

 Land use right was transferred to SOASACC according to the stock transfer agreement signed on March 15, 2010. Please refer to Note 1 for detail.

NOTE 9    OTHER INTANGIBLE ASSETS

As of September 30, 2010 and December 31, 2009, the Company’s intangible assets were summarized as follows:

	Useful Life	September 30, 2010	December 31, 2009
			(Audited)
Cost:
Trademark	10 years	$-	$539,695
Capitalized accounting software	10 years	7,018	6,875
Non-patent techniques	10 years	89,578	87,755

Total at cost:		96,596	634,325
Accumulated amortization		(43,059)	(149,715)

Total after amortization		53,537	484,610
Impairment loss for non-patent techniques		(49,268)	-

Other intangible assets, net		$4,269	$484,610

Trademark was transferred to SOASACC according to the stock transfer agreement signed on March 15, 2010. Please refer to Note 1 for detail.

As of September 30, 2010, the Company recorded impairment loss of $49,268 for non-patent techniques, which were technical drawings, due to the discontinuance of the operations.

Other intangible assets are stated at cost less accumulated amortization.  The amortization of other intangible assets for the nine months ended September 30, 2010 and 2009 was $22,098 and $48,260, respectively.  The amortization of other intangible assets for the three months ended September 30, 2010 and 2009 was $3,868 and $15,980, respectively.

The estimated amortization expense for the next five years as of September 30, 2010 and thereafter is expected to be as follows by years:

2011	$670
2012	670
2013	670
2014	670
2015	670
Thereafter	919

Total	$4,269

NOTE 10   LONG-TERM EQUITY INVESTMENTS

As of September 30, 2010 and December 31, 2009, the Company’s investment consisted of:

		September 30, 2010	December 31, 2009
			(Audited)

Zhongji North Machinery Co., Ltd.	5%	$400,333	$392,189
Less: Provision for long-term investment impairment		(400,333)	-

Long-term investment, net		$-	$392,189

Zhongji North was established on November 22, 2007 and the total registered capital is RMB50,000,000.

Zhongji North’s principal activities are development, manufacturing, sale and foreign trading of agricultural machineries and other machineries, manufacturing and sale of parts and accessories of agricultural machineries and other machineries.

As of September 30, 2010, the Company wrote off its investment in Zhongji North Machinery Co., Ltd. due to impairment.

NOTE 11   SHORT-TERM LOANS

Short-term loans are due to various financial institutions which are normally due within one year.  As of December 31, 2009, the Company’s short term loans consisted of the following:

2009
(Audited)

From Jilin Jiutai Rural Commercial Bank Chengqu-Branch, due from March 27, 2009 to March 24, 2010, with interest at 11.16%, secured by the Company’s land use right	$731,294

Short-term loan was overdue from March 24, 2010.  The Company repaid it on September 30, 2010.

NOTE 12   ACCRUED EXPENSES AND OTHER PAYABLES

As of September 30, 2010 and December 31, 2009, the accrued expenses and other liabilities of the Company were as follows:

	September 30, 2010	December 31, 2009
		(Audited)

Accrued expenses	$100,000	$195,756
Acquisition of assets	96,088	94,133
Warrant deposit	21,731	21,289
Other	237,317	69,230

Total accrued expenses and other payables	$455,136	$380,408

The security deposit is from clients for the maintenance of tractors.

NOTE 13   BORROWINGS FROM THIRD PARTIES

As of September 30, 2010 and December 31, 2009, the borrowings from third parties were as follows:

	September 30, 2010	December 31, 2009
		(Audited)

Zheng Yin	$149,296	$146,258
Dandong Junsheng Investment Property Development Co., Ltd.	849,015
Shanghai Sibo Education Co., Ltd.	1,194,369	1,170,070

Total borrowing from third parties	$2,192,680	$1,316,328

The borrowing from third parties has no repayment term and bore no interest.  Borrowed for operational use, they will be repaid before April 30, 2011.

NOTE 14   RELATED PARTY BALANCE AND TRANSCATIONS

Due from related parties

As of September 30, 2010 and December 31, 2009, due from related parties was summarized as follows:

	September 30, 2010	December 31, 2009
		(Audited)

Lau San	-	$284,553
Mudanjiang Binjiang Garden City (MBGC)	866,259	-

Total due from related parties	$66,259	$284,553

Mr. Lau San, our Chief Executive Officer and director, borrowed money from the Company.  These loans are interest-free, unsecured and repayable on demand.

The amount due from MBGC was a short term loan.  Mudanjiang Binjiang Garden City was controlled by Mr.Lau San, our Chief Executive Officer and director.  The borrowing bore no interest and had no formal repayment terms.

Due to related parties

As of September 30, 2010 and December 31, 2009, due to related parties was summarized as follows:

	September 30, 2010	December 31, 2009
		(Audited)

Changchun Junming Machinery Co., Ltd. (“CJMCL”)	$-	$149,105
Shenzhen Junsheng Property Management Co., Ltd. (“SJPMCL”)	14,930	14,626
Chang Tuo	895,776	-
Zhongji North Machinery Co., Ltd. (“Zhongji North”)	418,029	409,524

Total due to related parties	$1,328,735	$573,255

The Company borrowed from CJMCL, a company controlled by Mr. Lau San, for use in the Company’s operations.  The loan bore no interest and the principal is due upon demand.

The Company borrowed from SJPMCL, a company controlled by Ms. Yang, Fengyan, Mr. Lau San’s wife, for use in the Company’s operations.  The loan bore no interest and the principal is due upon demand.

The Company borrowed money from Chang Tuo.  The borrowings bear no interest and is due upon demand.

The Company, as noncontrolling shareholder of Zhongji North, borrowed from Zhongji North, to fund the Company’s operations.  These amounts are interest-free, unsecured and the principal is due upon demand.

NOTE 15   DISCONTINUED OPERATIONS

On December 1, 2009, we entered into a stock transfer agreement to transfer all shares we owned in Chang Tuo to SOASACC.  On March 15, 2010, we signed a stock transfer agreement with SOASACC, for approximately $12,570,729 (RMB84,200,000), including approximately $8,291,904 (RMB55,540,000) for the transfer of all shares the Company owned in Chang Tuo, approximately $3,329,302 (RMB22,300,000) for the transfer of the phase II plant and approximately $949,523 (RMB6,360,000) for the transfer of the trademark of “CT”.  The agreement was approved by Changchun government on April 19, 2010 with a government document numbered Changfupifu [2010] No.1.  We will dispose all shares owned in Chang Tuo accordingly.  Therefore, we report the results of operations of Chang Tuo as discontinued operations in accordance with ASC 205-20.

NOTE 16   INCOME TAX

Changchun Densen is governed by the Enterprise Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

Changchun Densen is exempt from income tax in PRC for two years starting from the 1st profitable year or 2008, whichever is earlier, and subject to 50% discount on normal income tax rate for the following three years.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2010 and 2009:

	September 30, 2010	December 31, 2009

US statutory rates	(34.0%)	(34.0%)
Tax rate difference	9.0%	9.0%
Valuation allowance	(25.0%)	(25.0%)

Tax per financial statements	0.0%	0.0%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2010 and 2009:

	September 30, 2010	December 31, 2009

US statutory rates	(34.0%)	(34.0%)
Tax rate difference	9.0%	9.0%
Valuation allowance	(25.0)	(25.0%)

Tax per financial statements	0.0%	0.0%

NOTE 17   OPERATING RISK

(a)   Exchange risk

The Company can not guarantee the Renminbi, US dollar exchange rate will remain steady, and therefore the Company could post the same profit for two comparable periods and post higher or lower profit depending on exchange rate of Renminbi and US dollars.  The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(b)   Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC.  Additionally, PRC government currently allows a Chinese corporation to be owned by a United States corporation.  If the laws or regulations relating to ownership of a Chinese corporation are changed by the PRC government, the Company’s ability to operate the PRC subsidiaries could be affected.

(c)   Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time.  The Company’s future interest expense will fluctuate in line with any change in borrowing rates.  The Company does not have any derivative financial instruments as of September 30, 2010 or December 31, 2009 (audited) and believes its exposure to interest rate risk is not material.

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

We cannot give any guarantee that these plans, intentions or expectations will be achieved. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those Risk Factors set forth in our annual report Form 10-K filed with the SEC on April 15, 2010. Listed below and discussed elsewhere in this yearly report are some important risks, uncertainties and contingencies that could cause our actual results, performances or achievements to be materially different from the forward-looking statements included in this yearly report.

You should read this document with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

History and Business Overview

We are a Delaware corporation incorporated on April 13, 2004 under the name Royaltech Corp. From our inception to September 2008, we were a developmental stage company focused on developing and manufacturing clinical diagnostic kits in the People’s Republic of China (“PRC”). From our inception to September 2008, we had not manufactured or sold any products, and had limited operating history.

On September 9, 2008, we entered into a share exchange agreement with Densen Equipment Ltd. (“DEL”), which resulted in a change of control.

As consideration for all the assets of DEL, the former shareholders of DEL received over 90% of the issued and outstanding shares of our common stock. The former officers and directors of DEL were appointed to serve as our officers and directors upon the closing of the share exchange. Following the share exchange, we changed our corporate name to China Tractor Holdings Inc. and our business was focused on the research, production, and sales of low-speed vehicles, tractors and construction machinery in the PRC, through our wholly owned subsidiary, Densen Machinery Investment Limited, incorporated in Hong Kong in April 2005 (“Densen Machinery”). For further details regarding the share exchange transaction with DEL, please see our Current Report on Form 8-K, filed with the SEC on September 15, 2008.

Our corporate structure is summarized in the chart below and the accompanying summary:

Changchun Densen Agricultural Machinery Equipment Co., Ltd. (“Changchun Densen”) was established by Densen Machinery on September 2005. Changchun Densen is licensed to engage in the research, development and production of low-speed vehicles, tractors and construction machinery.

Chang Tuo is a joint venture established by Changchun Densen and SOASACC in November 2007. As of September 30, 2010, the total registered capital of Chang Tuo was RMB200,000,000 (approximately $29.3 million) and Chang Tuo was engaged in the research, development, production, and sale of low-speed vehicles, tractors and construction machineries, and sales of agricultural machineries and accessories.

Densen Machinery received subsidies and tax incentives from the Chinese government as part of its plan to promote the development of agriculture in the northeast regions of China. The major markets for our products were located mainly in the provinces of Jilin, Liaoning, Heilongjiang and Shandong.

 On December 1, 2009, we entered into a stock transfer agreement to transfer all shares owned in Chang Tuo to State-owned Assets Supervision and Administration Commission of Changchun (SOASACC).  On March 15, 2010, we signed a stock transfer agreement with SOASACC for approximately $12,570,729 (RMB84,200,000), including approximately $8,291,904 (RMB55,540,000) for the transfer of all shares we owned in Chang Tuo, approximately $3,329,302 (RMB22,300,000) for the transfer of the phase II plant and approximately $949,523 (RMB6,360,000) for the transfer of the trademark of “CT”.  The agreement was approved by Changchun government on April 19, 2010 with a government document numbered Changfupifu [2010] No.1.  We will dispose all shares we owned in Chang Tuo accordingly.  Therefore, we report the results of operations of Chang Tuo as discontinued operations in accordance with ASC 205-20.

We are current in the process of registering the transfer in China and expect the ownership in Chang Tuo will be transferred to SOASACC before the end of April 2011 We have reported Chang Tuo as discontinued operation in our financial statement for the period ended September 30, 2010.

After the completion of the transaction, the Company had no substantial business operations until it enters a new industry through merger or acquires other operational entities. As a result, the Company has experienced significant operating losses for the nine months ended September 30, 2010.  The discontinued operation and ensuing operating losses raise substantial doubt as to the Company’s ability to continue as a going concern.  Management is evaluating other potential industries to enter.

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

Income taxes

We account for income taxes in accordance with ASC 740 “Income Taxes”, previously SFAS No. 109, which prescribes the use of the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, or increase or decrease this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period. In addition, as a result of the significant change in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

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

Results of Operations for the nine months ended September 30, 2010 and 2009

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE GAINS/LOSS

				Change
	2010		2009	Amount	%

Net revenue	$		$18,984	$(18,984)	-100%
Cost of sales		(1,595)	(16,933)	15,338	-91%

Gross profit/(loss)		(1,595)	2,051	(3,646)	-178%
Operating expenses:
Selling and general and administrative expenses		(172,225)	(232,621)	60,396	-26%
Provision for impairment of assets		(441,793)	(142,086)	(299,707)	211%
(Loss) from operations		(615,613)	(372,656)	(242,957)	65%
Equity in earnings in investee		-	(32,938)	32,938	-100%
Government grant income		-	2,923	(2,923)	100%
Interest expense		(64,300)	(1,930)	(62,370)	NM
Other (expense)		(7,809)	(4,734)	(3,075)	65%

(loss) before income taxes		(687,722)	(409,335)	(278,387)	68%
Discontinued operations, net of tax		(3,376,296)	(933,349)	(2,442,947)	NM

Net (loss)		(4,064,018)	(1,342,684)	(2,721,334)	NM
Net loss attributable to noncontrolling interest		121,921	514,559	(392,638)	-76%

Net (loss) attributable to China Tractor Holdings, Inc.		(3,942,097)	(828,125)	(3,113,972)	NM
Other comprehensive income		198,562	74,686	123,876	166%

Comprehensive (loss)		(3,743,535)	(753,439)	(2,990,096)	NM
Comprehensive (income) attributable to noncontrolling interest		(5,957)	(79,679)	73,722	-93%

Net (loss) attributable to stockholders		$(3,749,492)	$(833,118)	$(2,916,374)	NM

Revenue

There was no revenue for the nine months ended September 30, 2010, because there were no operating activities from January to September of 2010, compared to $18,984 for the comparable period of 2009.

Cost of sales

Cost of sales for the nine months ended September 30, 2010 decreased to $1,595 from $16,933 for the same period of 2009, a decrease of $15,338.  The decrease was because there were no sales in the nine months ended September 30, 2010 and all cost of sales resulted from the impairment loss of raw materials.

Gross profit (loss)

The gross loss for the nine months ended September 30, 2010 was $1,595, a decrease of $3,646 compared to gross profit of $2,051 for the nine months ended September 30, 2009.  The increase in profit loss was because there were no operating activities since January 2010.  The cost of sales for the nine months ended September 30, 2010 was from impairment loss of inventory

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $172,225 in the nine months ended September 30, 2010 from $232,621 in the nine months ended September 30, 2009, a decrease of $60,396 or 26%.

Provision for impairment of assets

The provision for impairment of assets in the nine months ended September 30, 2010 was $441,793, an increase of $299,707 compared to $142,086 in the comparable period of 2009. The increase resulted from the provision for impairment of asset which includes intangible asset of $ 49,268 and long term investment of $400,333 for the nine months ended September 30, 2010.

Interest expense

The interest expense in the nine months ended September 30, 2010 was $64,300, an increase of $62,370 compared to $1,930 in the comparable period of 2009. The increase in interest expenses was because the interest of short loan of $730,557 was capitalized in the nine months ended September 30, 2009 and it was included in the interest expenses of nine months ended September 30, 2010.

Other (expenses)

Other expenses were increased to $7,809 for the nine months ended September 30, 2010 compared to $4,734 for the nine months ended September 30, 2009, an increase of $3,075. The increase in other expenses was due to the increase in loan guarantee fees in the nine months ended September 30, 2010.

Other comprehensive income

Other comprehensive income in the nine months ended September 30, 2010 was $198,562 compared to $74,686 in the comparable period of 2009. It represents foreign currency translation income resulted from appreciation of RMB against US dollar.

Net (loss)

Net loss in the nine months ended September 30, 2010 was $4,064,018; compared to net loss of $1,342,684 in the nine months ended September 30, 2009, an increase in net loss of $2,721,334, which resulted from discontinuance of the operations of Chang Tuo.

Liquidity and Capital Resources

We generally finance our operations from short-term loans from domestic banks. As of September 30, 2010, we had cash and cash equivalents of $16,565 which represented an increase of $598 from $15,967 as December 31, 2009.

Operating Activities

The net cash used in operating activities in the nine months ended September 30, 2010 was $220,338 compared to $5,097,337 in the nine months ended September 30, 2009. The difference of $4,876,999 mainly resulted from the lack of operating activities during January to September 2010. There was no advance to supplier in the nine months ended September 30, 2010, compared to $634,582 in the comparable period of 2009.

Investing Activities

Net cash used for investing activities was $45,016 in the nine months ended September 30, 2010.  Net cash used for investing activities was $2,253,818 in the nine months ended September 30, 2009.  The decrease of $2,208,802 mainly because we purchased less property and equipment and other long term assets in the nine months ended September 30, 2010.

Financing Activities

Net cash provided by financing activities was $265,620 in the nine months ended September 30, 2010 which include loans from related parties of $164,865, loans from third parties of $834,271 and repayments of short-term loans of $733,516. Net cash provided by financing activities was $5,480,430 in the nine months ended September, 2009, due to a net inflow from short-term loans of $6,649,907

Inflation

In the opinion of management, inflation has not had a material effect on the Company’s financial condition or results of its operations.

Trends and uncertainties

The consolidated financial statements of the Company were prepared in accordance with US GAAP assuming the Company will continue as a going concern. Under that assumption, it is expected that assets will be realized and liabilities will be satisfied in the normal course of business. On December 1, 2009, we entered into a stock transfer agreement to transfer all shares we owned in Chang Tuo to SOASACC. On March 15, 2010, we signed stock transfer agreement with SOASACC, for approximately $12,570,729 (RMB84,200,000), including approximately $8,291,904 (RMB55,540,000) for the transfer of all shares we owned in Chang Tuo, approximately $3,329,302 (RMB22,300,000) for the transfer of the phase II plant and approximately $949,523 (RMB6,360,000) for the transfer of the trademark of “CT”.  The agreement was approved by Changchun government on April 19, 2010 with a government document numbered Changfupifu [2010] No.1.

After the completion of the transaction,the Company will have no substantial business operations until it enters a new industry through merger or acquisition of other operating entities.  As a result, we have experienced significant operating losses for the nine months ended September 30, 2010.  The discontinued operation and the ensuing operating losses raise substantial doubt as to the Company’s ability to continue as a going concern.  Management is attempting to evaluate other potential industries to enter.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to investors during the nine months and three months ended September 30,2010 and 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4T. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s third fiscal quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

_________________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Tractor Holdings, Inc.

November 22, 2010	By:	/s/ Lau, San
Lau, San Chief Executive Officer (Principal Executive Officer)

November 22, 2010	By:	/s/ Chen, Guocheng
Chen, Guocheng Chief Financial Officer (Principal Accounting Officer)